Form 10-Q
period 1995-09-30
AMERICAN BANKERS INSURANCE GROUP INC
filed 1995-11-13
CIK 350571

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM        TO
                                            -------    ---------

                   AMERICAN BANKERS INSURANCE GROUP, INC.
                           11222 QUAIL ROOST DRIVE
                            MIAMI, FLORIDA  33157
                               (305) 253-2244


Commission File Number:                                                   0-9633

State of Incorporation:                                                  Florida

I.R.S. Employer Identification Number:                                59-1985922

Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X     NO
                                               -----      -----
Common Stock - Par Value $1.00
20,198,399 Shares Outstanding on October 25, 1995

                                                                       Form 10-Q


Company or group of companies for which report is filed:



                     AMERICAN BANKERS INSURANCE GROUP, INC.

This quarterly report, filed pursuant to Rule 13A-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q.

Part I - Financial Information

      Item 1 - Financial Statements

      1.    Consolidated Balance Sheets, September 30, 1995 and December 31,
            1994.

      2. Consolidated Statements of Income for the three months ended September 30, 1995 and 1994.

      3. Consolidated Statements of Income for the nine months ended September 30, 1995 and 1994.

      4. Consolidated Statements of Cash Flows for the nine months ended September 30, 1995 and 1994.

      5.    Notes to Consolidated Financial Statements.

      Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II - Other Information

      Item 1 - Legal Proceedings

      Item 4 - Submission of matters to a vote of security holders

      Item 6 - Exhibits and Reports

      a.    Exhibits.

            The following exhibits are included herein:

            (11)  Statement re: computation of earnings per share.

            (27)  Financial Data Schedule (for SEC use only).

      b.    Report on Form 8-K.
            The Company filed a Form 8-K dated October 24, 1995.

                                                                       Form 10-Q



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMERICAN BANKERS
                                     INSURANCE GROUP, INC.



November 10, 1995
     Date
                                      /s/ Arthur W. Heggen
                                     --------------------------
                                          Arthur W. Heggen
                                          Vice President
                                           and Treasurer

                                     PART I

                             FINANCIAL INFORMATION

                   AMERICAN BANKERS INSURANCE GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS
                  SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                               (IN THOUSANDS)

                                                                                     1995               1994
                                                                                   --------           --------
Assets                                                                            (unaudited)
------
Investments
  Held-to-Maturity securities, at amortized cost                                 $    621,831      $     555,576
  Available-for-Sale securities, at approximate market value                          691,723            488,266
  Equity securities, at approximate market value                                      102,003             65,432
  Mortgage loans on real estate                                                        12,341             13,787
  Policy loans                                                                          7,569              6,841
  Short-term and other investments                                                    198,678            134,968
                                                                                 ------------      -------------
      Total investments                                                             1,634,145          1,264,870

Cash                                                                                   16,169             89,536
Accounts receivable, net of allowance for doubtful
  accounts of $6,558 in 1995 and $5,861 in 1994                                       125,974            105,556
Reinsurance receivable                                                                145,953            130,938
Accrued investment income                                                              19,723             16,062
Deferred policy acquisition costs                                                     299,590            229,581
Prepaid reinsurance premiums                                                          448,667            396,796
Other assets                                                                          187,687            199,160
                                                                                 ------------      -------------
      Total assets                                                               $  2,877,908      $   2,432,499
                                                                                 ============      =============

Liabilities, Common Stock and
-----------------------------
  Other Stockholders' Equity
  --------------------------
Policy liabilities                                                               $    270,928      $     266,221
Unearned premiums                                                                   1,110,018            903,279
Claim liabilities                                                                     388,110            333,113
                                                                                 ------------      -------------
                                                                                    1,769,056          1,502,613

Other policyholders' funds                                                              7,003             13,221
Notes payable                                                                         235,512            197,789
Deferred income taxes                                                                  21,994                  -
Accrued commissions and other expenses                                                129,772             98,819
Other liabilities                                                                     231,519            214,182
                                                                                 ------------      -------------
      Total liabilities                                                             2,394,856          2,026,624
                                                                                 ------------      -------------

Commitments and Contingencies (Note 4)


Common Stock and Other Stockholders' Equity
-------------------------------------------
Common stock of $1 par value.  Authorized 35,000 shares.
  Issued and outstanding:  1995-20,323 shares; 1994-20,244 shares                      20,323             20,244
Additional paid-in capital                                                            213,830            212,139
Net unrealized investment and foreign exchange losses                                  (2,375)           (38,554)
Retained earnings                                                                     263,802            225,374
Less:
  Treasury stock, at cost - 136 shares in 1995 and 106 shares in 1994                  (2,516)            (1,623)
  Unamortized restricted stock                                                         (3,106)            (3,205)
  Collateralization of loan to Leveraged Employee
    Stock Ownership Plan                                                               (6,906)            (8,500)
                                                                                 ------------      -------------
  Total common stock and other stockholders' equity                                   483,052            405,875
                                                                                 ------------      -------------
  Total liabilities, common stock and other
    stockholders' equity                                                         $  2,877,908      $   2,432,499
                                                                                 ============      =============


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                  (IN THOUSANDS EXCEPT PER COMMON SHARE DATA)
                                  (UNAUDITED)

                                                                                    1995               1994
                                                                                  --------           --------
Gross collected premiums                                                         $    605,033      $     460,937
                                                                                 ============      =============

Premiums and other revenues:
  Net premiums earned                                                            $    325,919      $     278,756
  Net investment income                                                                25,877             20,848
  Realized investment gains (losses)                                                      495               (476)
  Other income                                                                          4,954              3,556
                                                                                 ------------      -------------
      Total premiums and other revenues                                               357,245            302,684
                                                                                 ------------      -------------

Benefits and expenses:
  Net benefits, claims, losses and settlement expenses                                119,280            103,670
  Credit bond losses and expenses                                                       7,240              5,640
  Commissions                                                                         137,364            115,140
  Operating expense                                                                    64,526             57,197
  Interest expense                                                                      3,748              3,100
                                                                                 ------------      -------------
      Total benefits and expenses                                                     332,158            284,747
                                                                                 ------------      -------------

Income before taxes                                                                    25,087             17,937
                                                                                 ------------      -------------

Income tax expense:
  Current                                                                               2,778              3,128
  Deferred                                                                              3,625              2,170
                                                                                 ------------      -------------
                                                                                        6,403              5,298
                                                                                 ------------      -------------

Net Income                                                                       $     18,684      $      12,639
                                                                                 ============      =============


PER COMMON SHARE AND COMMON EQUIVALENT SHARE DATA
  Primary:
     Net Income                                                                  $        .90       $        .61
                                                                                 ============       ============

     Weighted average number of shares outstanding                                     20,864             20,684
                                                                                 ============       ============

  Fully diluted:
     Net Income                                                                  $        .90       $        .61
                                                                                 ============       ============

     Weighted average number of shares outstanding                                     20,887             20,684
                                                                                 ============       ============

Dividends per common share                                                       $        .19       $        .18
                                                                                 ============       ============





          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    AMERICAN BANKERS INSURANCE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
              FOR NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                 (IN THOUSANDS EXCEPT PER COMMON SHARE DATA)
                                 (UNAUDITED)

                                                                                    1995               1994
                                                                                  --------           --------
Gross collected premiums                                                         $  1,657,190      $   1,291,756
                                                                                 ============      =============

Premiums and other revenues:
  Net premiums earned                                                            $    907,591      $     818,554
  Net investment income                                                                72,415             54,615
  Realized investment (losses) gains                                                     (707)             2,196
  Other income                                                                         13,928             10,671
                                                                                 ------------      -------------
      Total premiums and other revenues                                               993,227            886,036
                                                                                 ------------      -------------

Benefits and expenses:
  Net benefits, claims, losses and settlement expenses                                335,234            328,266
  Credit bond losses and expenses                                                      10,198              6,989
  Commissions                                                                         385,827            328,505
  Operating expense                                                                   181,350            163,440
  Interest expense                                                                     11,483              8,034
                                                                                 ------------      -------------
      Total benefits and expenses                                                     924,092            835,234
                                                                                 ------------      -------------

Income before taxes                                                                    69,135             50,802
                                                                                 ------------      -------------

Income tax expense:
  Current                                                                              13,243             12,783
  Deferred                                                                              6,289              2,051
                                                                                 ------------      -------------
                                                                                       19,532             14,834
                                                                                 ------------      -------------

Net Income                                                                       $     49,603       $     35,968



PER COMMON SHARE AND COMMON EQUIVALENT SHARE DATA
 Primary:
    Net Income                                                                   $       2.39      $        1.74
                                                                                 ============      =============

    Weighted average number of shares outstanding                                      20,722             20,639
                                                                                 ============      =============

 Fully diluted:
    Net Income                                                                   $       2.39      $        1.74
                                                                                 ============      =============

    Weighted average number of shares outstanding                                      20,821             20,639
                                                                                 ============      =============

Dividends per common share                                                       $        .56      $         .53
                                                                                 ============      =============





          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                      1995             1994
                                                                                 -------------    --------------
OPERATING ACTIVITIES:
Net income                                                                       $     49,603     $       35,968
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Change in policy liabilities, unearned premiums, claim
      liabilities, reinsurance receivable and prepaid reinsurance premiums            198,567             52,615
  Change in other assets and other liabilities                                         22,820             35,194
  (Increase) decrease in accounts receivable                                          (20,418)            21,393
  Increase in accrued investment income                                                (3,661)            (1,265)
  Increase (decrease) in accrued commission and expenses                               30,953            (21,175)
  (Decrease) increase in policyholders' funds                                          (6,218)             9,111
  Increase in policy loans                                                               (728)              (151)
  Amortization of deferred policy acquisition costs                                   309,290            252,480
  Amortization of cost of insurance acquired                                            1,857              5,284
  Policy acquisition costs deferred                                                  (379,299)          (271,957)
  Provision for amortization and depreciation                                          12,077              8,420
  Provision for deferred income taxes                                                   6,289              2,051
  Net loss (gain) on sale of investments                                                  707             (2,196)
  Compensation on option plans shares exercised                                           983                934
  Net cash flow from purchases and sales of trading securities                           (607)            (1,516)
                                                                                 ------------     --------------
    Net cash provided by operating activities                                         222,215            125,190
                                                                                 ------------     --------------

INVESTING ACTIVITIES:
Purchase of investments
  Held-to-maturity securities                                                        (130,379)          (136,662)
  Available-for-sale securities                                                      (259,003)          (389,676)
  Mortgage loans                                                                         (648)                (1)
Proceeds from sale of investments
  Held-to-maturity securities                                                               -                158
  Available-for-sale securities                                                        57,554            215,956
  Mortgage loans                                                                        2,103              2,507
Proceeds from maturities of investments
  Held-to-maturity securities                                                          65,008             69,783
  Available-for-sale securities                                                        16,520             53,959
(Increase) decrease in short-term investments                                         (67,385)            14,530
Transactions related to capital assets
  Capital expenditures                                                                 (7,763)            (4,995)
  Sales of capital assets                                                                 275                229
                                                                                 ------------     --------------
  Net cash used in investing activities                                              (323,718)          (174,212)
                                                                                 ------------     --------------

FINANCING ACTIVITIES:
Proceeds from issuance of debt                                                         93,000             96,723
Repayment of debt                                                                     (53,683)           (50,683)
Dividends paid to shareholders                                                        (11,157)           (10,681)
Proceeds from issuance of common stock                                                    869                921
Purchase of treasury stock                                                               (893)                 -
                                                                                 ------------     --------------
      Net cash provided by financing activities                                        28,136             36,280
                                                                                 ------------     --------------


Net decrease in cash                                                                  (73,367)           (12,742)
Cash at beginning of period                                                            89,536             39,826
                                                                                 ------------     --------------
Cash at end of period                                                            $     16,169     $       27,084
                                                                                 ============     ==============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the period for:
    Interest                                                                     $      9,207     $        5,995
    Income taxes                                                                 $     16,742     $       17,549

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    AMERICAN BANKERS INSURANCE GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995
                                 (UNAUDITED)
1.   Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders and Form 10-K for the year ended December 31, 1994. Certain items have been reclassed to conform with 1995 presentation.

2.   Translation of Foreign Currencies

     Unrealized foreign exchange losses, totaling $10,579,000 and $9,440,000 as of September 30, 1995 and December 31, 1994 respectively, are included in Other Stockholders' Equity under the caption "Net unrealized investment and foreign exchange losses."

3.   Reinsurance

     The Company accounts for reinsurance contracts under Financial Accounting Standards Board's Statement 113. The Company recognizes the income on reinsurance contracts principally on a pro-rata basis over the life of the policies covered under the reinsurance agreements. Reinsurance Recoverables on Unpaid Losses are included as an asset in the Balance Sheet under the caption "Reinsurance Receivables". Ceded Unearned Premiums are included as an asset in the Balance Sheet under the caption "Prepaid Reinsurance Premiums".

     The effect of reinsurance on premiums earned is as follows for the nine months and three months ended September 30, 1995 and 1994:

                                                      (in thousands)
                                                    Nine Months Ended
                                      September 30, 1995              September 30, 1994
                                      ------------------              ------------------
           Direct premiums              $   1,364,260                    $    1,122,732
           Reinsurance assumed                122,032                           109,646
           Reinsurance ceded                 (578,701)                         (413,824)
                                        -------------                    --------------
           Net premiums earned          $     907,591                    $      818,554
                                        =============                    ==============


                                                      (in thousands)
                                                    Three Months Ended
                                      September 30, 1995              September 30, 1994
                                      ------------------              ------------------
           Direct premiums              $     477,137                    $      377,789
           Reinsurance assumed                 48,362                            48,549
           Reinsurance ceded                 (199,580)                         (147,582)
                                        -------------                    --------------
           Net premiums earned          $     325,919                    $      278,756
                                        =============                    ==============


     Reinsurance ceded incurred losses for the nine months ended September 30, 1995 and 1994 were $181,967,000 and $134,213,000 respectively. Reinsurance ceded incurred losses for the three months ended September 30, 1995 and 1994 were $48,232,000 and $48,515,000 respectively.

4.   Commitments and Contingencies

     For a comprehensive description of the Company's litigation, see Item III of the Company's 1994 Form 10-K and Note 10, included in the Consolidated Financial Statements in the 1994 Annual Report to Shareholders.

     Credit Bond Litigation:

     On October 24, 1995, the Company completed a settlement with the Federal Deposit Insurance Corporation ("FDIC") of the only remaining lawsuit against the Company relating to American Bankers' relationship with a former client which filed for bankruptcy in 1987. This settlement included the entry of orders by the Court dismissing all claims between American Bankers and the FDIC with prejudice. The settlement, net of previously established reserves, resulted in an after tax charge of $3.8 million for the third quarter. Effective with this settlement, the Company has now concluded all litigation ever initiated against it in connection with its discontinued credit bond insurance business.

     Alabama Litigation:

     Certain of the Company's subsidiaries have been sued in a number of individual consumer lawsuits and class actions brought in the State of Alabama. As has been widely reported in the press, the insurance and finance industries have come under attack in Alabama by plaintiffs' lawyers who enjoy a favorable judicial climate. A number of credit insurers operating in the State of Alabama have been named in one or more of these suits. In suits relating to the Company, it or a subsidiary has generally been named as a co-defendant with one or several retailer or finance companies who have sold the Company's product to a consumer/plaintiff. Other insurers are named as co-defendants in many of the suits.

     Although these Alabama lawsuits generally involve relatively small amounts of actual or compensatory damages, they typically assert claims requesting substantial punitive awards. The Company denies any wrongdoing in any of these suits and believes that it has not engaged in any conduct that would warrant an award of punitive damages. The Company has been advised by legal counsel that it has meritorious defenses to all claims being asserted against it.

     While no one case is necessarily significant in terms of risk to the Company, the judicial climate in Alabama is such that the outcome of these cases is extremely unpredictable. Without admitting any wrongdoing, the Company has settled a number of these suits. The Company intends to continue defend itself vigorously against all such suits.

5.   Segment Information

     Gross collected premiums, net premiums earned and income (loss) before federal income taxes are summarized as follows:

                                                                                        (in thousands)
                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                         -------------
                                                                                 1995               1994
                                                                               --------           --------
GROSS COLLECTED PREMIUMS:


Life                                                                         $    493,896        $   84,816
Property and Casualty                                                           1,163,294           906,940
                                                                             ------------        ----------
Total                                                                        $  1,657,190        $1,291,756
                                                                             ============        ==========


NET PREMIUMS EARNED:
Life                                                                         $    280,500        $  254,783
Property and Casualty                                                             627,091           563,771
                                                                             ------------        ----------
     Total                                                                   $    907,591        $  818,554
                                                                             ============        ==========

INCOME (LOSS) BEFORE INCOME TAXES:

Life                                                                         $     38,725        $   22,505
Property and Casualty                                                              53,376            44,588
Other                                                                             (11,483)           (8,257)
                                                                               -----------       ----------
                                                                                   80,618            58,836
Interest Expense                                                                   11,483             8,034
                                                                               ----------        ----------

      Total Income                                                           $     69,135        $   50,802
                                                                             ============        ==========




6.    Accounting for Investments

      The Company accounts for its investments according to the Financial Accounting Standards Board's Statement 115 - Accounting for Certain Investments in Debt and Equity Securities.

      This Statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified in three categories and accounted for as follows:

      Held-to-Maturity - Securities for which the enterprise has the positive intent and ability to hold to maturity. These securities are carried at amortized cost.

      Trading Securities - Securities that are bought and held principally for the purpose of selling them in the near term. These securities are carried at market value with the unrealized holding gain or loss included in earnings.

      Available-for-Sale - Securities not classified as trading or held-to-maturity. These securities are carried at market value with the unrealized holding gain or loss reported as a separate component of equity, net of the income tax effect.

The detail of Cost and Statement Value for the Fixed Maturities and Equity Securities held at September 30, 1995 is as follows:

                                                                                     (in thousands)
                                                                             Amortized           Statement
                                                                                Cost               Value
                                                                             -----------         ----------

Fixed Maturities
----------------
Held-to-Maturity Securities                                                  $    621,831        $   621,831
Available-for-Sale Securities                                                     690,559            691,723
Trading Securities                                                                   -                  -
                                                                             ------------        -----------
  Total Fixed Maturities                                                     $  1,312,390        $ 1,313,554
                                                                             ============        ===========

Net unrealized gain                                                                              $     1,164
                                                                                                 ===========

                                                                                                   Market
                                                                                Cost                Value
                                                                             -----------         -----------
Equity Securities
-----------------
Held-to-Maturity Securities                                                  $        -          $     -
Available-for-Sale Securities                                                      90,110            102,003
Trading Securities                                                                    -                -
                                                                             ------------        -----------
  Total Equity Securities                                                    $     90,110        $   102,003
                                                                             ============        ===========

Net unrealized gain                                                                              $    11,893
                                                                                                 ===========


The net unrealized loss for "Available-for-Sale Securities" decreased by $35,963,000 (net of $17,919,000 in deferred income taxes) from December 31, 1994 to September 30, 1995. There were no unrealized gains and losses from transfers of Held-to-Maturity Securities.

An analysis of the realized gains and losses of the Company for the nine months ended September 30, 1995 is as follows:


                                                                                              (in thousands)
Gross realized gains from sales of Available-for-Sale Securities                                 $    4,512

Gross realized losses from sales of Available-for-Sale Securities                                    (1,500)

Gross realized losses from sales of Held-to-Maturity Securities                                        (168)

Gross realized gains from sales of Trading Securities                                                   176

Gross realized losses from sales of Trading Securities                                                ( 276)
                                                                                                 ----------

Net realized gain from investment activity                                                            2,744

Net realized loss from other investment activity                                                     (3,451)
                                                                                                 -----------

Total realized loss                                                                              $     (707)
                                                                                                 ===========


The Company uses the specific identification method to determine cost for computing the realized gains and losses. There were no transfers of securities from Available-for-Sale to Trading for the nine months ended September 30, 1995.

                    AMERICAN BANKERS INSURANCE GROUP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


Results of Operations

Gross collected premiums increased $144.1 million or 31% to $605.0 million for the three months ended September 30, 1995, from $460.9 million for the same period of 1994. The Company's largest product lines -- Credit Property and Credit Life, Accident and Health and Unemployment contributed 63% or $90.4 million of the increase in gross collected premium. Also contributing to the increase is the Company's extended service contract products that approximate $38.4 million or 6% of the gross collected premium for the three months.

During the three months ended September 30, 1995, total premiums and other revenues were $357.2 million, an increase of $54.5 million over total premiums and other revenues of $302.7 million for the same period in 1994. The increase includes a $47.2 million increase in net premiums earned resulting generally from the premium growth experienced by the Company's existing clients. The increase also includes $5.0 million additional investment income during the third quarter of 1995 as compared to the same period of 1994 resulting from higher interest rates and an overall increase in invested assets.

Operating results for the third quarter of 1995 include the settlement of the final portion of the credit bond litigation that began in 1987. The results for the quarter were negatively impacted by approximately $5.8 million pre-tax related to this settlement. Last year's third quarter results were also negatively impacted by a credit bond settlement approximating $4.5 million pre-tax. Excluding these settlements the benefits and claims ratio improved slightly to 37% for the three months ended September 30, 1995, compared to 38% for the same period of 1994. The effective tax rate decreased from 29.5% for the three months ended September 30, 1994, to 25.5% for the same period of 1995. This change resulted, in part, from increased earnings generated by certain of the Company's foreign subsidiaries that have a lower effective tax rate. Also contributing is an increased commitment to certain tax advantaged investments by the US operating companies.

For the fourth quarter 1995, the Company expects to report net losses of approximately $2.0 million related to Hurricane Opal.

Although the Company discontinued participation in reinsurance pools in or prior to 1981 it continues to evaluate and review the adequacy of reserves held for the losses experienced by the pools. The business is long tail in nature, and losses have exceeded both Company and industry expectations. Lack of historical development indicative of the ultimate claim cost and changing legal definition of what the ultimate liability will be creates significant uncertainty in the reserving process. At September 30, 1995, the Company held $20.0 million of reserves related to the reinsurance pools including $2.0 million added to strengthen overall reserves during 1995.

The increase in interest expense from $3.1 million to $3.7 million reflects primarily the effects of higher debt levels ($235.5 million at September 30, 1995 versus $203.3 million at September 30, 1994).


Financial Condition

Total assets at September 30, 1995 and December 31, 1994 were $2.9 billion and $2.4 billion, respectively. Invested assets at the same dates were $1.6 billion and $1.3 billion, respectively. As of September 30, 1995, mortgage loans and investment in real estate pertaining to Florida properties were $9.1 million, which represents 67% of the total mortgage loans and real estate portfolio and .3% of total assets.

Liabilities were $2.4 billion and $2.0 billion at September 30, 1995 and December 31, 1994, respectively, and were primarily comprised of insurance liabilities of $1.8 billion and $1.5 billion respectively.

Stockholders' Equity increased $77.1 million from $405.9 million at December 31, 1994, to $483.0 million at September 30, 1995. A reduction in the unrealized investment losses recorded by the Company and the contribution of net income after dividends of $38.4 million were the primary causes for the increase. The reduction in unrealized investment losses was a result of the impact of the interest rate environment on the market values of the Company's investment portfolio.


Liquidity and Capital Resources

On September 30, 1995, $1.6 billion or 57% of the Company's total assets were comprised of securities, short-term investments and cash. The securities were principally readily marketable and did not include any significant concentration in private placements. As more fully described in Note 6 in the Notes to Consolidated Financial Statements (pages 11 and 12), the Consolidated Balance Sheet at September 30, 1995 reflects accounting for investments under FASB Statement 115.

The Company does not hold significant investments in equity securities; consequently, market changes in the equity securities markets do not significantly affect the investment portfolio.

The Company expects to continue its policy of paying regular cash dividends; however, future dividends are dependent on the Company's future earnings, capital requirements and financial condition. In addition, the payment of dividends is subject to the restrictions described in Note 7 to the Consolidated Financial Statements in the 1994 Annual Report to Shareholders.

In April 1994, the Company filed a shelf registration with the Securities and Exchange Commission for $200 million medium-term notes. The Company issued $50 million of these medium-term notes in April 1995. To date, $125 million of these notes have been issued.

The Company has maintained a financing program for $140 million with a group of banks which features a revolving line of credit, commercial paper and/or bid loan facilities. The program is due to expire on March 1, 1996. At September 30, 1995, $86 million was outstanding under the program. The Company is currently in the process of arranging a new financing program with a group of banks to replace its existing program and expects it to be in place by the end of the year.

                                    PART II

                               OTHER INFORMATION

Item 1 - Legal Proceedings

Commitments and Contingencies information which appears on page 10 elsewhere in this report is incorporated by reference in this item. Additional information regarding litigation can be found in the Company's 1994 Annual Report to Shareholders and on Form 10-K.

Item 4 - Submission of Matters to a Vote of Security Holders

None.