Form 10-K405
period 1995-12-31
AMERICAN BANKERS INSURANCE GROUP INC
filed 1996-03-29
CIK 350571

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
               For the fiscal year ended December 31, 1995

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 For the transition period from _______________________  to
                           ________________________

                         COMMISSION FILE NUMBER 0-9633

                     AMERICAN BANKERS INSURANCE GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         FLORIDA                                  59-1985922
          (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

                    11222 QUAIL ROOST DRIVE, MIAMI, FL 33157
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (305) 253-2244

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                 TITLE OF CLASS
                           COMMON STOCK, $1 PAR VALUE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIODS THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES   X  NO
                                               ---    ----

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.[ X ]

THE AGGREGATE MARKET VALUE ON FEBRUARY 7, 1996, OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $ 551,661,000. SHARES OF COMMON STOCK HELD BY EXECUTIVE OFFICERS AND DIRECTORS WHO INDIVIDUALLY OWN 5% OR MORE OF THE OUTSTANDING COMMON STOCK HAVE BEEN EXCLUDED IN THAT SUCH PERSONS MAY BE DEEMED TO BE AFFILIATES; HOWEVER, THIS DETERMINATION OF AFFILIATE STATUS IS NOT NECESSARILY DETERMINATIVE FOR OTHER PURPOSES.

THERE WERE 20,334,000 SHARES OUTSTANDING (EXCLUDING 88,000 SHARES HELD IN TREASURY) OF THE REGISTRANT'S COMMON STOCK, $1 PAR VALUE, AS OF FEBRUARY 7, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) PORTIONS OF THE DEFINITIVE PROXY STATEMENT FOR THE ANNUAL SHAREHOLDERS MEETING TO BE HELD MAY 22, 1996 TO BE FILED WITHIN 120 DAYS OF THE REGISTRANT'S FISCAL YEAR-END ARE INCORPORATED BY REFERENCE IN PART III. PORTIONS OF THE FORM S-3 REGISTRATION STATEMENT NUMBER 2-94359; THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE YEARS ENDED 1988, 1990, 1991, 1993, AND 1994; THE REGISTRATION STATEMENT ON FORM 8-A FILED MARCH 11, 1988; THE REGISTRANT'S CURRENT REPORT ON FORM 10-Q DATED MARCH 31, 1994 AND JUNE 30,1995; THE 1987 ANNUAL MEETING PROXY STATEMENT; THE REGISTRANT'S CURRENT REPORT ON FORM 8-K DATED NOVEMBER 14, 1990, ARE ALSO INCORPORATED BY REFERENCE.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                               AND SUBSIDIARIES

                               Table of Contents


                                     PART I

     Item 1        Business  . . . . . . . .  . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2

     Item 2        Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

     Item 3        Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

     Item 4        Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . 22


                                                                  PART II

     Item 5        Market for the Registrant's Common Stock and Related Stockholder Matters  . . . . . . . . 25

     Item 6        Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26

     Item 7        Management's Discussion and Analysis of Financial Condition and
                     Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29

     Item 8        Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . 36

     Item 9        Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosures  . . . . . . . . . . . . . . . . . . . . . . . . . 72


                                                                 PART III

     Item 10       Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . 73

     Item 11       Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 73

     Item 12       Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . . 73

     Item 13       Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . 73


                                                                  PART IV

     Item 14       Exhibits, Financial Statement Schedules and Reports on Form 8-K . . . . . . . . . . . . . 74

     PART I

     ITEM 1

           BUSINESS

           a.   DEVELOPMENT OF BUSINESS


                American Bankers Insurance Group, Inc. ("American Bankers" or the "Company") was incorporated in Florida on July 24, 1978. ABIG became the holding company of American Bankers Insurance Company of Florida ("ABIC") and American Bankers Life Assurance Company of Florida ("ABLAC") as a result of their merger with wholly-owned subsidiaries of ABIG after approval by their respective stockholders on October 31, 1980. In addition to ABIC and ABLAC, the Company's subsidiaries include Caribbean American Life Assurance Company ("CALAC"), Caribbean American Property Insurance Company ("CAPIC"), American Reliable Insurance Company ("ARIC"), Bankers American Life Assurance Company ("BALAC"), Bankers Insurance Company Limited ("BICL"), Bankers Atlantic Reinsurance Company ("BARC"), and five insurance companies referred to collectively as the Voyager Insurance Companies.

                ABIC was incorporated in the state of Florida on October 29, 1947 and ABLAC, a legal reserve life insurance company, was incorporated in the state of Florida on February 6, 1952.
                CALAC and CAPIC, wholly owned subsidiaries in Puerto Rico, began operations in 1988 and 1992 respectively. ARIC, a wholly owned subsidiary in Arizona, was acquired by the Company in 1984. BALAC, a wholly owned subsidiary in New York, began operations in 1991. BICL, a wholly owned subsidiary in the United Kingdom, began operations in 1990. BARC, a wholly owned subsidiary in the Turks & Caicos islands, began operations in 1995. The Voyager Insurance Companies were acquired by the Company in 1993 and consist of five companies incorporated in Florida, Georgia and South Carolina.

                The Company's credit-related insurance products consist primarily of life, accidental death and dismemberment ("AD&D"), credit unemployment, disability and property insurance issued in connection with the financing of consumer purchases. The Company also sells extended service contracts in connection with consumer purchases. American Bankers also writes non credit-related insurance in markets where it believes it has less competition from other insurers. For example, the Company sells group life and disability products through Blue Cross Blue Shield plans.

                For information on the growth of the Company's business for the years ended December 31, 1995, 1994, 1993, 1992 and 1991, see the Gross Collected Premium table set forth below in "Narrative Description of Business."


           b.   BUSINESS SEGMENT DATA

                See Note 12 to the Consolidated Financial Statements on page 61 in Part II Item 8 of this report.

           c.   NARRATIVE DESCRIPTION OF BUSINESS

                GENERAL

                The Company is a specialty insurer providing primarily credit-related insurance products in the U.S. and Canada as well as in Latin America, the Caribbean and the United Kingdom. During 1995, the Company incorporated a wholly owned insurance subsidiary in Mexico, purchased an insurance company in Argentina and opened branch operations in Jamaica and Bahrain. The majority of the Company's gross collected premiums are derived from credit-related insurance products sold through financial institutions and other entities which provide consumer financing as a regular part of their businesses.

                The Company's credit-related insurance products consist primarily of life, accidental death and dismemberment ("AD&D"), credit unemployment, disability and property insurance issued in connection with the financing of consumer purchases. Credit-related insurance products generally offer a consumer a convenient option to insure a credit card or loan balance so that the amount of coverage purchased equals the amount of outstanding debt. Coverage is generally available to all consumers with few of the underwriting conditions that apply to ordinary term insurance, such as medical examinations and medical history reports. The Company's life and AD&D insurance products generally provide payment in full of the outstanding debt balance in the event of the insured's death. The unemployment and disability products satisfy the minimum monthly loan payment for a specified duration in the event of unemployment or disability. The Company's property insurance products pay the loan balance or the cost of repairing or replacing the insured's merchandise in the event of a loss due to a covered event. The Company's extended service contracts products pay the cost of repairing or replacing the insured's merchandise in the event of damages due to a covered event. The Company avoids lines of insurance characterized by long loss payout periods, such as workers' compensation and most general liability coverages.

                The Company markets its products on a wholesale basis through a network of clients that consist primarily of major financial institutions, retailers and other entities which provide consumer financing as a regular part of their businesses. American Bankers enters into contracts, typically with terms of three to five years, with its corporate clients pursuant to which such clients market the Company's insurance products to their customers. In return, these clients receive expense reimbursements or commissions and are thus able to recover costs associated with the marketing of the insurance and generate incremental revenues. The Company's clients typically share in the profitability of business written through them.

                American Bankers also writes non credit-related insurance in markets where it believes it has less competition from other insurers. For example, the Company sells group life and disability products through Blue Cross Blue Shield plans. In addition, the Company acts as an administrator for the National Flood Insurance Program, for which it earns a fee for collecting premiums and processing claims. The Company does not assume any underwriting risk with respect to this program.

                The Company's business strategy is to continue developing distribution channels which provide access to large numbers of potential insureds in markets not traditionally served by other insurance companies. In pursuing this strategy, the Company emphasizes long-term relationships and the development of insurance programs designed to meet individual client needs.
                An essential part of the Company's strategy is to invest in technology which enables American Bankers to accommodate a large group of clients and their customers while simultaneously offering customized insurance programs.

                American Bankers has been able to develop a diverse client base. In 1995, no single client accounted for more than 6% of the Company's total premiums. The Company distributes its products through nine markets or distribution channels involving over one thousand clients. Its business is generally not concentrated and the ten largest unrelated clients represent 26% of the Company's gross collected premiums.

                ABIC and ABLAC jointly market products and programs within each distribution channel, and the Company believes that such cross-marketing achieves economies of scale thus lowering administrative costs. By combining its service and marketing activities, the Company centralizes the processing of its products and avoids duplication of administrative functions.

                The Company also provides management services and marketing support to its clients. Management services include administration of captive insurance companies and other participating programs for clients. American Bankers provides comprehensive administrative support in claims, accounting, tax, data processing and actuarial matters. The Company also packages credit-related insurance programs to meet a client's particular needs and provides the marketing assistance to implement these programs. Marketing support includes a full range of marketing materials, direct mail and telemarketing services and personnel training programs.

                The majority of the Company's business utilizes contracts which afford the Company's clients the opportunity to participate in the underwriting results of policies they market to their customers. The "Retro Plan" contract links a client's overall commission to the claims experience on policies marketed to its customers, so that low loss ratios result in higher commissions for the client and high loss ratios result in lower commissions. Another form of participation is a profit sharing contract under which the client participates in up to 50% of the profits generated from its insurance business. The Company also cedes premiums generated by clients to the clients' own captive insurance companies or to reinsurance subsidiaries in which clients have an equity interest. For the Company's remaining business, the client's commission is not linked to its claims experience.

                Business Segments and Products

                LIFE INSURANCE

                (in thousands)                              NET
                                         TOTAL            PREMIUMS          TOTAL         OPERATING
                                         ASSETS            EARNED         REVENUES         INCOME*
                    1995           $      1,333,100    $    377,100     $     417,500     $    44,700
                    1994           $      1,023,600    $    360,100     $     394,500     $    32,000
                    1993           $      1,035,000    $    305,100     $     350,000     $    28,200

                    *Operating income consists of earnings before interest expense and taxes.

                Highlights

     - Gross collected premiums increased 30% to $702.5 million in 1995 from $542.1 million in 1994.

     - Five products (Credit Life, Mortgage Life, Credit A&H, Group A&H, and Mortgage A&H) contributed 91% of the segment's 1995 gross collected premiums. These products are sold through various distribution channels.

     - Operating income increased 40% to $44.7 million in 1995 from $32.0 million in 1994.

                Subsidiaries

                -    American Bankers Life Assurance Company of Florida (ABLAC)
                -    Bankers American Life Assurance Company (BALAC)
                -    Caribbean American Life Assurance Company (CALAC)
                -    Voyager Life Insurance Company (VLIC)
                -    Voyager Life and Health Insurance Company (VLHIC)

                Major Products

                -    Credit Life
                -    Credit Accident & Health
                -    Mortgage Accident & Health
                -    Group Accident & Health
                -    Mortgage Life

                Distribution Channels

                -    Retailers
                -    Financial Institutions
                       Commercial Banks
                       Consumer Finance Companies
                       Mortgage Bankers
                       Savings Institutions
                - Manufactured Housing, Travel Trailer and Equipment Manufacturers, Dealers and Lenders
                -    Blue Cross Blue Shield Plans
                -    Independent Agents

                PROPERTY AND CASUALTY INSURANCE

                (in thousands)

                                                            NET
                                         TOTAL            PREMIUMS          TOTAL         OPERATING
                                         ASSETS            EARNED         REVENUES         INCOME*
                    1995           $      1,602,200    $    863,600     $     934,200     $    87,400
                    1994           $      1,347,300    $    734,200     $     775,300     $    66,700
                    1993           $      1,072,700    $    576,900     $     611,000     $    58,700

                    *Operating income consists of earnings before interest expense and taxes.

                Highlights

                - Gross collected premiums increased 33% to $1.6 billion in 1995 from $1.2 billion in 1994. Credit Unemployment and Extended Service Contracts were the products representing the largest premium increases in 1995.

                - Operating income increased 31% to $87.4 million in 1995 from $66.7 million in 1994.

                Subsidiaries

                -    American Bankers Insurance Company of Florida (ABIC)
                -    American Reliable Insurance Company (ARIC)
                -    Bankers Insurance Company, Ltd. (BICL)
                -    Caribbean American Property Insurance Company (CAPIC)
                -    Voyager Indemnity Insurance Company (VIIC)
                -    Voyager Property and Casualty Insurance Company (VPCIC)

                Warranty Companies

                -    Federal Warranty Service Corporation (FWSC)
                -    Voyager Service Warranties, Inc. (VSW)

                Major Products

                -    Credit Unemployment
                -    Credit Property
                -    Mobilehome Physical Damage
                -    Extended Service Contracts
                -    Homeowners

                Distribution Channels

                -    Retailers
                -    Financial Institutions
                       Commercial Banks
                       Consumer Finance Companies
                       Mortgage Bankers
                       Savings Institutions
                - Manufactured Housing, Travel Trailer and Equipment Manufacturers, Dealers and Lenders
                -    Independent Agents

                For additional Business Segment Information see page 28 in Part II Item 6 of this report.

                Products

                The following table sets forth the gross collected premiums of the Company's major insurance products:

                                                            GROSS COLLECTED PREMIUMS
                                                            MAJOR INSURANCE PRODUCTS

                                                            YEARS ENDED DECEMBER 31

                                               1995           1994            1993           1992         1991
                                               ----           ----            ----           ----         ----
                                                                            (IN MILLIONS)
     Credit Unemployment                     $  410.8       $  269.8        $  172.9       $  127.9     $  110.3
     Credit Property                            367.7          354.2           268.6          187.2        174.2
     Credit A & H                               349.0          244.5           182.8          174.0        116.6
     Credit Life                                287.2          211.7           165.5          152.1        113.6
     Mobilehome Physical Damage                 137.3          121.4           100.1           41.6         47.5
     Extended Service Contracts                 129.5           19.3            12.0           10.7         10.9
     Homeowners                                 101.1           87.0            85.6           91.5         91.8
     Mortgage Disability                         53.3           49.1            44.3           37.4         36.6
     Livestock Mortality                         40.8           48.6            51.9           29.6         22.9
     Group A & H                                 39.6           26.4            27.7           22.4         22.7
     All Other (1)                              370.3          329.1           315.8          246.0        213.7
                                             --------       --------        --------       --------     --------
              Total                         $ 2,286.6      $ 1,761.1       $ 1,427.2      $ 1,120.4      $ 960.8
                                            =========      =========       =========      =========      =======

     ____________
     (1) "All Other" represents a large number of products, approximately 50 to 60 each year. The most significant in 1995 and 1994 are the flood and surety products.


                The Company's business can be divided into two principal types of products: (1) Financial Market Products, consisting primarily of credit-related insurance, and (2) Personal Insurance lines, consisting of non credit-related products and services.

                           Financial Market Products

                Property Insurance. The Company's property insurance is written primarily by ABIC, ARIC, CAPIC and certain of the Voyager Companies. Through these subsidiaries, the Company writes a variety of property insurance which includes homeowners' and coverages for comprehensive physical damage of mobilehomes, autos, furniture, fixtures and other consumer goods. In the event of a loss due to a covered event, the Company will either pay off the loan balance or replace or repair the merchandise.

                The terms of the Company's property policies range from 30 days to multiple years. Multiple year policies generally coincide with the term of the financing for the insured property. For example, a consumer purchasing an automobile and financing the purchase over a three-year period can purchase a three-year physical damage policy at the inception of the loan for a single premium. An increasing proportion of gross collected premiums are monthly premiums received in connection with credit card purchases. Such premiums are based on the average outstanding credit card balance.

                Life and Disability Insurance. Through ABLAC, BALAC, CALAC and certain of the Voyager Companies, the Company writes life, AD&D and disability insurance primarily on consumer loans, mortgages and credit card balances. This life insurance is a form of decreasing term life insurance written generally without medical examination of the borrower. Premiums are received either in a single payment at the time the policy is written or monthly along with the borrower's regular payment. It is normally written for the term of the installment debt and retires all or a portion of the indebtedness in the event of the insured's death. Disability insurance covers a borrower for payments coming due on an installment loan, mortgage loan or revolving charge account while the borrower is disabled.

                Credit Unemployment Insurance. Through ABIC and CAPIC, the Company writes unemployment insurance on credit card balances in conjunction with life, disability and property coverages. This unemployment insurance provides for the payment of the minimum monthly loan payment for a specified duration while the insured is involuntarily out of work. Premiums for this coverage are based on the average outstanding credit card balance.

                Extended Service Contracts. The Company's extended service contract (ESC) business involves various arrangements including the administration for and the insuring of obligations for ESC's sold in conjunction with the sale of consumer products by retailers. The ESC's typically provide service guarantees through the retailers which go beyond any manufacturers' warranties underlying the products.

                Of the Company's "Premiums of Top Ten Products", eight are associated with the Financial Market Products.

                            Personal Insurance Lines

                The Company also derives revenues from non credit-related insurance products and services. These products and services principally consist of: (i) group life and group disability sold through Blue Cross Blue Shield plans, (ii) individual life and disability products sold through employer-sponsored payroll deduction programs, (iii) administration fees earned in connection with the National Flood Insurance Program, (iv) livestock mortality insurance, (v) individual life insurance and annuity products sold principally in Latin America and the Caribbean, and (vi) surety coverages.

                Underwriting

                The Company has over 40 years of experience in providing credit life and credit property insurance and therefore maintains an extensive actuarial database for its major lines of business. This database enables the Company to better identify and quantify the expected loss experience and is employed in the design of coverage and the establishment of premium rates. American Bankers uses this information in monitoring the loss experience of individual clients.

                A distinct characteristic of the Company's credit-related insurance products is that the majority of these products represent relatively low policy values since policy size is equal to the size of the installment purchase or credit card balance. Thus, loss severity for most of the Company's business is low relative to other insurance companies writing more traditional lines of business. For those product lines where exposure to catastrophe loss is higher (Homeowners and Mobilehome Physical Damage) the Company closely monitors and manages its aggregate risk by geographic area and has entered into reinsurance treaties to control its exposure to catastrophe losses.

                With respect to the Company's non credit-related products, the Company utilizes traditional underwriting techniques. The Company seeks to ensure the quality of its business by maintaining strict underwriting standards. In underwriting individual life policies, the Company employs medical questionnaires, medical examinations, and current reports from the Medical Information Bureau. Group underwriting takes into account demographic factors such as age, gender and occupation of members of the groups. The Company also seeks to reduce its risk exposure by avoiding lines of insurance characterized by long loss payout periods, such as workers' compensation and most general liability coverages.

                The Company previously furnished a letter of credit (outstanding balance at December 31, 1995 - $50,800,000) to a customer pursuant to an acquisition of a block of extended services contracts, which the Company underwrites. The letter was furnished to secure the Company's obligations under the agreement and should continue to decrease as the underlying business expires over an expected three year run-off period.

                Marketing

                American Bankers markets its credit-related insurance programs as a wholesale distributor through several defined distribution channels: Consumer Finance Companies, Mortgage Bankers and Savings Institutions, Commercial Banks, Manufactured Housing, Travel Trailer and Equipment Manufacturers, Dealers, Lenders, and Retailers. These distribution channels constitute the Company's Financial Market distribution channel. The distribution channels for the Company's Personal Insurance Lines include Blue Cross Blue Shield Plans, and Independent Agents. The Company continually seeks to develop new distribution channels for its products. It has recently established relationships with several utility clients, and continues to pursue opportunities with electric, gas and telephone utilities.

                At December 31, 1995, the Company had 88 salaried sales representatives and 16 sales managers located in 15 regional sales centers throughout the U.S., Canada, Puerto Rico and the United Kingdom. Employees in the regional sales offices solicit potential new clients and service existing clients. These sales personnel typically have work experience in the client's industry and have received extensive sales and product training from the Company. The Company's sales personnel provide ongoing service and advice to clients to assist them in marketing the Company's insurance products and attempt to gain new clients by illustrating how the client can provide a value-added service to its customers and at the same time enhance their profitability by marketing the Company's products. Specifically, the Company's sales personnel approach each potential client with a structured four-call process: (i) initial contact, (ii) gathering information and analyzing the prospect's needs, (iii) presenting a program tailored to those needs, and (iv) agreeing to and implementing a program that is satisfactory to both the client and the Company.

                Products are individual programs underwritten by ABIC, ABLAC, or any of the insurance subsidiaries or "packages" which are a combination of products from various subsidiaries. These products can also be sold through more than one distribution channel. Product cross-over is commonplace within the Company's system, which facilitates streamlined administration and processing, as well as product development. For example, the Company's "Chargegard" product is a combination of life, accident and disability, unemployment and property insurance coverage and is marketed through the Consumer Finance Companies, Mortgage Bankers and Savings Institutions, Commercial Banks and Retailers distribution channels.

           DISTRIBUTION CHANNELS

                The following is a discussion of the distribution channels for the Financial Market Products:

                Consumer Finance Companies

                The customer base consists of consumer and commercial finance companies, leasing and second mortgage institutions, and mortgage brokers. Because many major consumer finance companies have their own captive insurance companies, approximately half of the premiums written historically have been ceded to these captive insurance companies. Therefore, a substantial portion of the income in this area is derived from the management fees paid by clients' captive companies for processing and servicing this insurance.

                Mortgage Bankers and Savings Institutions

                The client base consists of mortgage bankers, savings institutions and home builders. Through these clients, the Company markets life, AD&D, disability and property insurance products to residential and consumer borrowers as well as to depositors.

                Commercial Banks

                The Company markets its installment loan and credit card related insurance products through commercial banks, bank holding companies and their non-bank subsidiaries and other issuers of general purpose credit cards. Increases in gross collected premiums have resulted primarily from the marketing of insurance programs in connection with credit cards. American Bankers tries to expand the business written by its clients in this area by assisting them in implementing direct mail and telemarketing programs.

                Manufactured Housing and Travel Trailer Manufacturers and
                Lenders

                The Company provides property insurance to purchasers of mobilehomes and travel trailers. Products are distributed primarily through manufactured housing, motor home and travel trailer manufacturers, dealers and lenders.

                Retailers

                The Company is a major provider of credit-related insurance products to the retail industry. This client base includes department and specialty stores, home furnishings and home improvement stores, appliance and electronic stores, general merchandise and automotive chains, jewelry stores, catalogs and rental companies. To further enhance its market position in this area, the Company develops customized direct mail and telemarketing programs for these clients. Premiums are generated from mailings included in monthly credit card statements or are generated at the point of sale.

                Equipment Manufacturers and Dealers

                Dealers and Manufacturers revenues are derived from credit life, disability, physical damage and warranty insurance products sold through agricultural and other equipment manufacturers. The Company's policy is to deal exclusively with large dealers and manufacturers.

                The following is a discussion of the distribution channels for the Personal Insurance Lines:

                Blue Cross Blue Shield Plans

                American Bankers utilizes the sales representatives of these organizations to offer the Company's group life, AD&D, short-term and long-term disability, and dependent life coverages to employers that are providing group health benefits to their employees. These organizations share in the profitability of these product sales with the Company.

                Independent Agents

                The Company markets individual life insurance and annuity policies to the public through a network of independent agents. In the agency market, the Company competes with many large nationwide companies. As a result, the Company has made the decision to control the growth of this segment by de-emphasizing the U.S. market and focusing on the Caribbean and Latin American markets where loss experience has been favorable and the competition is less vigorous.

                Another product sold through agents is livestock insurance which primarily covers animal mortality.

                Agents also produce the flood premium that the Company administers on behalf of the National Flood Insurance Program. The Company acts as administrator and does not assume any underwriting risk with respect to this program.

                Investments

                The functions of the investment department are an integral part of any insurance company's operations. The Company's investment department is guided by strategic objectives established by the Finance Committee of the Board of Directors. The major investment objectives are:

                - To ensure adequate safety of investments and to protect and enhance capital.

                - To maximize risk-adjusted, after-tax return on investments.

                - To make prudent investment decisions based on the current market environment.

                - To provide sufficient liquidity to meet cash requirements with minimum sacrifice of investment returns.

                In seeking to achieve these objectives, the Company invests predominantly in fixed income securities of the U.S.
                Government or its agencies, collateralized mortgage obligations and investment grade corporate bonds. Protection against default risk is a primary consideration.

                Interest rate risk is controlled by matching the average duration of invested assets with the average duration of the policy liabilities. Investment department personnel work closely with the Company's actuaries to ensure that this balance is maintained.

                Private investments are made selectively to support the insurance business. These investments comprise about 3% of the fixed maturities portfolio. While these Company underwritten investments are non-rated, a careful evaluation of creditworthiness is performed before an investment is made. This analysis helps to ensure that prudent investment standards are maintained, even in the non-rated portfolio holdings.

                The Company's equity portfolio is managed by outside investment advisors who are monitored on a regular basis against established performance benchmarks.

                              Quality of Fixed Maturities                        Maturity of Fixed Maturities
                         -----------------------------------                 ------------------------------------
                         AAA                              68%                0-1 Years                        10%

                         AA                                5%                1-5 Years                        69%
                         A                                14%                5-10 Years                       17%

                         BBB                               9%                10-20 Years                       3%
                         BB/NR                             1%                Over 20 Years                     1%
                                                                                                             ----
                         Private Placement                 3%                                                100%
                                                         ----
                                                         100%

     At December 31 (in thousands):

     AT CARRYING VALUE:                              1995           1994          1993           1992           1991
     ---------------------------------------------------------------------------------------------------------------
     Fixed Maturities
     ----------------
        Corporate - Fixed Rate                   $346,000       $229,900      $169,200       $195,400       $212,800
        Corporate - Adjustable Rate                15,000         14,400         4,900         10,800         11,500
        Corporate - Convertible                     6,000                        1,400          5,500          5,300
        State and Municipal                       123,500        109,800        79,800         60,600         48,200
        U.S. Government                           817,900        631,400       567,800        455,100        419,400
        Foreign Government and Jurisdiction        61,900         36,200        30,100         26,700         27,700
        Installment Loans                          17,300         22,200        22,200         24,900         20,800
        ------------------------------------------------------------------------------------------------------------
                                                1,387,600      1,043,900       875,400        779,000        745,700
        ------------------------------------------------------------------------------------------------------------
     Equity Securities
     -----------------
        Preferred - Fixed Rate                     38,400         16,600        15,000         11,000         10,000
        Preferred - Convertible                       700            600         5,900          5,800          5,500
        Common                                     73,900         48,200        52,600         42,800         37,900
        ------------------------------------------------------------------------------------------------------------
                                                  113,000         65,400        73,500         59,600         53,400
        ------------------------------------------------------------------------------------------------------------
     Mortgage Loans                                11,800         13,800        15,500         17,600         21,100
     Policy Loans                                   7,800          6,800         6,700          5,900          5,600
     Real Estate                                    3,100          3,800         4,200          5,800          8,400
     Short-Term and Other Investments
        (principally invested cash)               165,100        131,200       135,600        114,200         78,400
        ------------------------------------------------------------------------------------------------------------
                                                  187,800        155,600       162,000        143,500        113,500
        ------------------------------------------------------------------------------------------------------------
     TOTAL INVESTMENTS                         $1,688,400     $1,264,900    $1,110,900       $982,100       $912,600
     ===============================================================================================================

     The amounts for 1994 and forward are reported in accordance with FASB Statement 115.

                                                 Net Investment Income
                                                (in millions of dollars)
                                              1991
                                              1991                 $  69
                                              1992                    68
                                              1993                    70
                                              1994                    74
                                              1995                    99

                Other information with respect to investments is included in
                Note 3 to the Consolidated Financial Statements on page 45 in
                Part II Item 8 of this report.

                Reinsurance

                The Company's insurance subsidiaries reinsure that portion of risk in excess of $250,000 under an ordinary life policy, $150,000 on a group life policy and $500,000 under a property policy. In addition, excess of loss coverage is obtained for the Company's property business as protection against catastrophic losses. This coverage is mainly related to the Company's homeowner, mobilehome physical damage and credit property products. Following Hurricane Andrew in 1992, there has been a significant increase in the cost of catastrophe reinsurance. As a result, the Company restructured its catastrophe coverage, into three parts. First, the Company reinsures 50% of most of its homeowners coverage on a proportional basis. In addition, the Company has excess of loss catastrophe reinsurance providing coverage per catastrophe on property losses of $20 million excess of a $20 million retention exclusive of any recoveries from the proportional reinsurance described above. Finally, additional coverage is provided through excess of loss coverage if the net loss ratio (after deducting all other reinsurance) exceeds 36.1%. The Company believes that its catastrophe reinsurance coverage continues to be adequate. The reinsurance market showed signs of stabilization in 1995.

                The Company's reinsurance receivable and prepaid reinsurance premiums at December 31, 1995 totalled $670.4 million. The Company's reinsurance was placed with numerous reinsurers including the following significant reinsurers: (i) Triton Insurance Company, (ii) Caterpillar Insurance Company, Limited, and (iii) ITT Lyndon Life & Property Insurance Company. The Company historically has not experienced any material losses in collection of reinsurance receivables.

                Certain Factors Common to the Operations of Insurance Companies

                Government Regulation

                The Company and its insurance subsidiaries are subject to regulation and supervision by the states in which the Company's insurance subsidiaries transact business. The laws of the various states establish regulatory agencies with broad administrative powers to grant and revoke licenses to transact business, regulate trade practices, establish guaranty associations, license agents, require approval of policy forms and premium rates on certain business prior to use, establish reserve requirements, determine the form and content of required financial statements, determine reasonableness and adequacy of capital and surplus and prescribe the types of permitted investments and the maximum concentrations of certain classes of investments. As part of their routine regulatory oversight process, approximately once every three to five years state insurance departments conduct periodic detailed examinations of the books, records and accounts of insurance companies domiciled in their states. This state regulation and supervision is designed primarily to ensure the financial stability of insurance companies and to protect policyholders, rather than stockholders or creditors.

                A substantial portion of the business written by the Company's insurance subsidiaries is credit-related insurance. Most states have enacted laws which regulate credit-related insurance to a greater extent than they regulate other forms of insurance including maximum premiums which may be charged and commissions which may be paid. In addition, certain states have enacted or are considering regulations which similarly attempt to limit profitability based upon underwriting experience. The NAIC is currently developing a model law and regulation relating to creditor placed property insurance which is insurance purchased by a creditor in the event that a borrower fails to provide the insurance required under the loan agreement. The Company does issue this type of insurance coverage on mobile homes and residential real property.

                The NAIC also took action in 1995 on credit life insurance by adopting an alternative approach to strict loss ratio based ratemaking which allows state regulators to take into account factors other than losses in determining the reasonableness of credit insurance rates.

                The investments of the insurance subsidiaries are limited as to type and amount by the insurance laws of the state of domicile however, the NAIC is developing a Model Investment Law which would standardize these limitations. Additionally, investment policies are reviewed by the Board of Directors.

                In the property insurance industry, large catastrophe losses in recent years have led to federal initiatives that could affect purchasers of catastrophe insurance and reinsurance, such as the Company. The federal government, commercial companies, and the insurance industry continue to work together toward Superfund reform and dealing with the cleanup of pollution sites. Among issues pending are the determination of retroactive liability and a proposed insurer specific tax. Other federal initiatives may also affect various segments of the insurance industry. No prediction can be made as to whether any such initiative's will ultimately result in legislation, or the form that any such legislation might take.

                Insurance companies are required to file detailed annual and quarterly statements with the state insurance regulators in each of the states in which they do business, and their business and accounts are subject to examination by such agencies at any time. Applicable state insurance laws, rather than federal bankruptcy laws, apply to the liquidation or the reorganization of insurance companies.

                Financial Regulation

                The Company's insurance subsidiaries are required to comply with a minimum risk-based capital (RBC Standards), developed by the NAIC. Under the RBC standards - risk specific for each company - areas such as asset risk, insurance risk, interest risk, and business risk are evaluated and compared to the Company's capital and surplus to determine relative solvency margins. Standards for the RBC formula were approved by regulators and effective for 1993 statutory financial statements for life companies and in 1994 for property and casualty companies. The industry is still gaining experience in the use of the RBC standards, which have experienced formula adjustments each year since adoption. All of the Company's insurance subsidiaries meet the minimum risk-based capital requirements and requires no action based on the criteria described above.

                Dividend Regulation

                The Company is a legal entity separate and distinct from its subsidiaries. As a holding company with no other business operations, its primary sources of cash needed to meet its obligations are dividends and other payments from its insurance subsidiaries.

                The Company's insurance subsidiaries are subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that they may make to the Company without obtaining prior regulatory approval. As Florida domiciled insurance companies, ABIC and ABLAC are subject to Florida requirements that insurance company dividends must receive prior regulatory approval unless, either
                (i) such dividends do not exceed the larger of: (a) the lesser of 10% of surplus or net gain from operations (ABLAC) or net income (ABIC), not including realized capital gains, plus a 2-year carryforward for ABIC; (b) 10% of surplus, with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains; or (c) the lesser of 10% of surplus or net investment income (net gain before capital gains for ABLAC) plus a 3-year carryforward (2-year carryforward for ABLAC) with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains;

                or (ii) the dividend is equal to or less than the greater of:
                (a) 10% of the insurer's surplus as to policyholders derived from realized net operating profits on its business and net realized capital gains; or the insurer's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year; and (b) the insurer will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend is made. As an Arizona domiciled insurance company, ARIC must receive prior regulatory approval unless, such dividends do not exceed the lesser of either 10% of surplus as regards policyholders or the net investment income. As Puerto Rico domiciled companies, CALAC and CAPIC shall not pay any cash dividend to stockholders except out of that part of its unassigned surplus funds which is derived from any realized net profits on its business. BALAC, a New York domiciled company, requires that notice of its intention to declare dividends and the amount of the dividend be filed with the superintendent. The Voyager Insurance Companies are domiciled in Georgia and South Carolina. Georgia and South Carolina require prior regulatory approval for dividends in excess of the greater of (i) 10% of a company's surplus as regards policyholders or (ii) net gain from operations for life companies, or net income, not including realized capital gains, for non-life companies, as of the preceding year end.

                In 1986, the NAIC adopted a Model Insurance Holding Company Systems Regulatory Act which contains dividend payment restrictions like those currently in place in Georgia and South Carolina, except that the NAIC model statute only allows an insurer to pay dividends without prior regulatory approval up to the "lesser of", instead of the "greater of", the two benchmarks. In connection with its accreditation of states to conduct periodic company examinations, the NAIC has encouraged states to adopt the model NAIC law on the payment of dividends. No prediction can be made as to whether any legislative proposals relating to a change in dividend limits will be enacted in the future.

                If insurance regulators determine that payment of a dividend or any other payment to an affiliate (such as a payment under a tax allocation agreement or for employee or other services or pursuant to a surplus debenture) would, because of the financial condition of the paying insurance company or otherwise, be hazardous to such insurance company's policyholders or creditors, the regulators may block payment of such dividends or such other payment to the affiliates that would otherwise be permitted without prior approval.

                See other information with respect to dividend regulation in
                Note 8 to the Consolidated Financial Statements on page 55 in
                Part II Item 8 of this report.

                Change of Control Regulation

                The states in which the Company's insurance subsidiaries are domiciled have enacted legislation or adopted administrative regulations affecting the acquisition of control of insurance companies as well as transactions between insurance companies and persons controlling them. Most states require administrative approval of the acquisition of control of an insurance company incorporated in the state or the acquisition of control of an insurance holding company whose insurance subsidiary is incorporated in the state. In Florida, the acquisition of 5% of such shares is generally deemed to be the acquisition of "control" for the purpose of the holding company statutes and requires not only the filing of detailed information concerning the acquiring parties and the plan of acquisition, but also administrative approval prior to the acquisition. In the other states in which the Company's insurance subsidiaries are domiciled, however, an acquisition of 10% of such shares is generally deemed to be the acquisition of control. In many states, the insurance authority may find that "control" in fact does or does not exist in circumstances in which a person owns or controls either a lesser or a greater amount of securities.

                Competition

                The competitors of the Company consist of both stock and mutual insurance companies. Some competing companies, both stock and mutual, have been in business for a longer time, are more widely known by reason of such factors as age and size, and have greater financial resources than the Company. However, due to the specialized nature of the markets served and products offered, the Company's competitors differ among the different geographic locations and market segments in which the Company conducts business.

                The Company's strategy is to establish profitable insurance underwriting and to service business in distribution channels that are relatively free of competition. In keeping with this strategy, the Company markets non-traditional insurance products through non-traditional distribution channels.

                Reserves

                Life insurance companies are required to establish and maintain policy liabilities to meet their obligations on life policies. These liabilities are amounts which, with additions from premiums to be received on outstanding policies and with interest on such benefits compounded annually at certain assumed rates, are calculated to be sufficient to meet policy obligations at death or maturity in accordance with the mortality tables employed when the policies were issued.

                Liabilities for losses and loss adjustment expenses for property and casualty insurance represent estimates of unpaid claims related to known losses and of claims which have been incurred but not reported. These liabilities are based upon past experience of ultimate claim settlements and of unreported losses and loss adjustment expenses. The length of time for which such costs must be estimated varies depending upon the coverage involved. Since actual claim costs are dependent upon such complex factors as inflation, changes in doctrines of legal liability and damage awards, the process used in computing reserves cannot be exact, particularly for liability coverages. The majority of the Company's property and casualty insurance business is represented by property coverage in which the ultimate loss experience develops relatively quicker than that for insurers concentrated more heavily in liability coverages.

                In the ordinary course of business, the Company reinsures risks with other insurance companies; nonetheless, the Company is contingently liable with respect to risks reinsured, should the reinsuring companies fail to meet the obligations assumed in the reinsurance agreements.

                Information on the Company's Reserves appears in Note 4 to the Consolidated Financial Statements on page 49 in Part II Item 8 of this report.

                Property and Casualty Losses and Loss Adjustment Expenses

                The consolidated financial statements include estimated provisions for unpaid losses and loss adjustment expenses (LAE) applicable to the Company's property and casualty insurance subsidiaries. Currently, these subsidiaries write principally credit property, unemployment, extended service contracts, homeowners, mobilehome physical damage and livestock lines of business throughout the United States, Canada, the Caribbean, and the United Kingdom. Such liabilities are established using a combination of case basis estimates and statistical projections and include provisions for claims incurred but not yet reported as of the balance sheet date.

                Overall claims experience is principally dependent on the frequency and severity of claims. With the exception of discontinued lines, the Company writes primarily property coverages which are characterized by relatively short settlement periods and quick development of ultimate losses. The discontinued reinsurance assumed pools involve liability coverages where development of the ultimate loss is more difficult to predict because of the settlement duration and the relative absence of homogeneity of claims as compared to the Company's property coverages. The Company's estimating and reserving practices are reviewed continuously. Subsequent adjustments to the original estimates are made when determinable and are reflected in current year operations.

                The following table shows the development of the estimated liability for the ten years prior to 1995.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                  DOMESTIC PROPERTY AND CASUALTY SUBSIDIARIES
          ANALYSIS OF REPORTED BALANCE SHEET LOSS AND LAE DEVELOPMENT
                                   GAAP BASIS
                                 (IN THOUSANDS)

                       1985      1986       1987        1988       1989
     Liability
     for Unpaid
     Losses & LAE     $49,506    $63,804    $79,915     $83,873     $83,328

     Liability Re-estimated as of:
     ----------------------------

     1 Year Later      56,024     75,086     89,495      79,857*     88,054*
     2 Years Later     62,659     80,793     87,088*     84,156*     84,112*
     3 Years Later     68,121     81,023*    92,783*     83,415*     88,843*
     4 Years Later     70,433*    86,138*    93,414*     87,017*     90,476*
     5 Years Later     75,954*    88,035*    96,420*     89,180*     96,419*
     6 Years Later     78,038*    90,248*    99,029*     94,541*    111,122*
     7 Years Later     79,915*    93,079*   104,150*    109,473*
     8 Years Later     82,713*    98,186*   119,273*
     9 Years Later     86,723*   113,338*
     10 Years Later    94,089*
     Cumulative
     (Deficiency)
     Redundancy      ($44,583)  ($49,534)   ($39,358)  ($25,600)   ($27,794)


                      1990       1991       1992        1993        1994       1995
     Liability
     for Unpaid
     Losses & LAE     $87,262    $89,626    $94,531    $117,080    $137,936   $163,918

     Liability Re-estimated as of:
     ----------------------------

     1 Year Later      79,291*    83,107*   106,007*    119,810*    144,123*
     2 Years Later     83,882*    85,203*   110,226*    136,905*
     3 Years Later     86,954*    89,697*   122,481*
     4 Years Later     91,670*   104,249*
     5 Years Later    106,458*
     6 Years Later
     7 Years Later
     8 Years Later
     9 Years Later
     10 Years Later
     Cumulative
     (Deficiency)
     Redundancy      ($19,196)  ($14,623)  ($27,950)   ($19,825)    ($6,187)

     Cumulative Amount of Liability Paid Through:
     --------------------------------------------

                      1985     1986     1987     1988     1989     1990     1991      1992      1993    1994
                     ------   ------   ------   ------   ------   ------   ------   -------   ------   ------
     1 Year Later    34,870   44,862   53,374   45,460*  52,144*  49,983*  48,399*   63,922*  65,901*  71,654*
     2 Years Later   44,198   57,549   63,779*  59,865*  64,778*  61,736*  60,540*   85,500*  92,249*
     3 Years Later   50,631   61,867*  72,704*  67,232*  71,287*  68,174*  68,190*  101,603*
     4 Years Later   53,634*  68,841*  78,370*  71,444*  74,210*  73,273*  80,932*
     5 Years Later   59,378*  73,678*  81,840*  73,394*  78,292*  84,642*
     6 Years Later   63,781*  76,208*  83,604*  76,938*  89,410*
     7 Years Later   65,972*  77,862*  86,856*  87,886*
     8 Years Later   67,563*  80,973*  97,766*
     9 Years Later   69,554*  91,870*
     10 Years Later  72,636*

                                                                                               1993        1994          1995
                                                                                            ---------    -------       --------
     Gross Liability - end of year **                                                        $158,359    $187,999       239,357

     Reinsurance Recoverable                                                                  (41,279)    (50,063)      (75,439)
                                                                                            ---------    --------      ---------
     Net Liability - end of year **                                                          $117,080    $137,936       163,918

     Gross Re-estimated Liability **                                                         $183,022    $193,506

     Re-estimated Reinsurance Recoverable                                                     (46,117)    (49,383)
                                                                                              -------   ---------
     Net Re-estimated Liability **                                                           $136,905    $144,123

     Gross Cumulative (Deficiency)                                                             (24,663)     (5,507)


              *Indicates amounts are net of collected salvage and subrogation to conform with the presentation of Schedule P in the 1995 Statutory Reports filed with the state regulatory authorities.

              **Amounts do not include issued but unpresented claim drafts as of December 31; $1,546 (1992), $2,411 (1993), $1,322 (1994), and
              $1,576 (1995).

     The table in the preceding page presents the development of balance sheet liabilities for 1985 through 1995. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The upper portion of the table shows the re-estimated amount of the previously recorded liability based on the experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

     The lower section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year.

     Note that each amount includes the effects of all changes in amounts for prior periods. Conditions and trends that have affected development of the liabilities in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

     In the most recent years, actual loss development of the estimated liabilities for unpaid claims and LAE amounts demonstrated that the original estimates have generally been adequate except for those relating to the line "financial guarantees" (1985-1986), reinsurance pools, and for 1992 due to Hurricane Andrew. For the Company, the Financial Guarantee line
     is represented by its credit bond insurance where litigation   and certain
     related legal issues have historically served to complicate the reserving process. Effective with 1995 settlements, Credit Bond insurance is not expected to produce any future impact.

     The "cumulative (deficiency) redundancy" represents the aggregate change in the estimates over all prior years. Such amounts have been reflected in income over the years indicated.

     The effect on income of the past three years of changes in estimates of the liabilities for losses and LAE is shown in Note 4 to the Consolidated Financial Statements on page 49 in Part II Item 8 of this report.

     The Company's reserve development includes the effects from losses experienced from reinsurance pools in which the Company discontinued participation effective on or prior to 1981. The Company reported pre-tax losses in its discontinued reinsurance pools of $7.3 million in 1995, $4.2 million in 1994 and $3.0 million in 1993. The business is long tail in nature, and losses have exceeded both Company and industry expectations, primarily as a result of evolving legal theory and application which exceeded the intended scope of coverage when the policies were written. The Company's insurance liability, which is secondary and excess in nature, does not surface until the underlying primary coverages and other reinsurance coverages if any, are exhausted. Loss experience has developed in excess of historical experience because of the legal development of cases, including asbestos, environmental and pollution cases. The Company's experience can differ significantly from that of other insurers which wrote the primary coverages directly. The reserves are reviewed, at a minimum annually, by both the reinsurance intermediaries, where the claim liabilities are initially established, and by the Company's actuaries. Lack of historical development indicative of ultimate claim cost and a changing legal definition of what the ultimate liability will be, has created significant uncertainty and has consequently led to underreserving. The Company continues to evaluate and review reserve adequacy in this area using, among other analyses, studies supplied by the Reinsurance Association of America and any adjustments made are reflected in current year results. Federal government Superfund proposals which would change or define the liability for pollution claims add to the uncertainty. Given the inconsistencies of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties, it is not presently possible to quantify the ultimate exposure. As a result, the Company expects that future earnings may be adversely affected by environmental and asbestos claims, although the amounts cannot be reasonably estimated. However, based on its actuarial studies and analysis, the Company believes it is not likely these claims will have a material adverse effect on the Company's financial condition. At December 31, 1995, the Company holds $21.1 million of reserves related to the reinsurance pools.

     No specific formula adjustment is made to the reserves in connection with anticipated inflation; however, most coverages relate to property settlements which occur relatively quickly. The Company establishes full reserves on all lines (net of anticipated salvage and subrogation) and does not employ discounting in its reserving process.

     The differences between the December 31, 1995 liability for losses and LAE reported in the accompanying consolidated financial statements in accordance with generally accepted accounting principles (GAAP) and that reported in the annual statement filed with state insurance departments in accordance with statutory accounting practices (SAP) are as follows:


                                  Liability reported on a SAP basis, net of intercompany
                                  elimination for reinsured claim liabilities with affiliated
                                  life and health companies                                                       $174,901,000

                                  Reverse reserves in SAP that are not recognized for GAAP purposes                 (7,535,000)

                                  Deduct estimated salvage and subrogation recoveries
                                  recorded on a cash basis for SAP purposes and on an
                                  accrual basis for GAAP purposes                                                   (3,448,000)
                                                                                                                    ----------


                                  Liability reported on a GAAP basis for the domestic Property and
                                  Casualty subsidiaries before unpresented claim drafts and
                                  translation of foreign branch operations                                         163,918,000


                                  Deduct unpresented claim drafts reported as other liabilities for
                                  SAP purposes, but reported as claim liabilities for GAAP
                                  purposes, and translation of foreign branch operations                            (1,576,000)
                                                                                                                    ----------

                                  Liability reported on a GAAP basis - domestic Property and
                                  Casualty subsidiaries only                                                       162,342,000

                                  Add reserves of foreign subsidiaries not included in
                                  consolidated statutory liability                                                   3,403,000
                                                                                                                  ------------

                                  Liability reported on a GAAP basis (net)                                         165,745,000

                                  Add Reinsurance Recoverable for ceded unpaid losses
                                  (domestic of $75,439,000 and foreign of $1,635,000)                               77,074,000
                                                                                                                    ----------

                                  Liability reported on a GAAP basis (gross)                                      $242,819,000
                                                                                                                  ============

               Employees

               As of December 31, 1995, the Company employed 2,498 people.

          d.   FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

               For financial information about foreign and domestic operations see Note 12 to the Consolidated Financial Statements on page 61 in Part II Item 8 of this report.

     ITEM 2

          PROPERTIES

          The headquarters building is located at 11222 Quail Roost Drive, Miami, Florida 33157-6596, and is approximately 415,000 square feet in size. The building is used exclusively for general office use, except for a portion which functions as the Company's warehouse. The building's book value is approximately $34.2 million, which includes the cost of acquiring titles and all permanent improvements through December 31, 1995, net of accumulated depreciation. Certain other properties are infrequently acquired through foreclosures of mortgage loans in which ABLAC has invested. ABLAC holds and operates such properties until sale can be effected.

     ITEM 3

          LEGAL PROCEEDINGS

          Except as discussed in the following paragraph, there are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.

          LITIGATION

          Following is a description of material legal proceedings:


          Other: Alabama litigation:

          The Company and certain of its insurance subsidiaries are presently parties to a number of individual consumer and class action lawsuits pending in Alabama involving premium, rate and policy coverage issues. As has been widely reported in the news media, the insurance and finance industries have been targeted in Alabama by plaintiffs' lawyers who enjoy a favorable judicial climate. The Company typically has been named as a co-defendant with one or several retailer or finance companies who have sold the Company's product to a consumer. A number of other credit insurers are named as co-defendants in many of the suits.

          Although these lawsuits generally involve relatively small amounts of actual or compensatory damages, they typically assert claims requesting substantial punitive awards. The Company denies any wrongdoing in any of these suits and believes that it has not engaged in any conduct that would warrant an award of punitive damages. The Company has been advised by legal counsel that it has meritorious defenses to all claims being asserted against it.

          While no one case is necessarily significant in terms of financial risk to the Company, the judicial climate in Alabama is such that the outcome of these cases is extremely unpredictable. Without admitting any wrongdoing, the Company has settled a number of these suits, but there are still a significant number of cases pending, and it is expected that more suits alleging essentially the same causes of action are likely to continue to be filed during 1996. The Company intends to continue to defend itself vigorously against all such suits and believes, based on information currently available, that any liabilities that could result are not expected to have a material effect on the Company's financial position.

          The Company is involved with a number of cases in the ordinary course of business relating to insurance matters or, more infrequently, certain corporate matters. Generally, the Company's liability is limited to specific amounts relating to insurance or policy coverage for which provision has been made in the financial statements. Other cases involve general corporate matters which generally do not represent significant contingencies for the Company.

     ITEM 4

          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1995.

                      EXECUTIVE OFFICERS OF THE REGISTRANT



     Set forth below is information concerning each of the Executive Officers of the Company and the Executive Officers of the Company's subsidiaries:

                                              POSITION AND OFFICES WITH THE COMPANY;
                                             PRINCIPAL OCCUPATION FOR PAST FIVE YEARS
       NAME                           AGE        AND OTHER DIRECTORSHIPS, IF ANY
       ----                           ---        -------------------------------


       R. Kirk Landon                 66     Chairman  of the Board
                                             (1990-Present);  Chief
                                             International Marketing Officer
                                             (1996-Present);  Chief  Executive
                                             Officer  of  the  Company
                                             (1990-1995); Chief International
                                             Marketing Officer (1996-Present)
                                             of ABIC  and ABLAC;  Chief
                                             Executive  Officer (1990-1995)  of
                                             ABIC and ABLAC;  Director  of
                                             BALAC  (1990-1995);  Director  of
                                             BICL  (1990- Present);  Director
                                             of  CALAC and  CAPIC
                                             (1992-Present);  Director of VGI,
                                             VLIC,  and  VLHIC  (1993-1995);
                                             Director  of Mayor's  Jewelers
                                             (1987-Present).

       Gerald N. Gaston               63     Chief Executive Officer
                                             (1996-Present); President and Vice
                                             Chairman of the Board
                                             (1990-Present);  Chief Operating
                                             Officer of the  Company
                                             (1990-1995); Chief Executive
                                             Officer (1996-Present) of ABIC &
                                             ABLAC; Chairman  of the  Board
                                             (1991-Present);  Vice Chairman  of
                                             the Board (1990-1991) and Chief
                                             Operating  Officer (1990-1995) of
                                             ABIC  and ABLAC;  Chairman of the
                                             Board, ARIC (1990-present);
                                             Director of BALAC (1990-Present);
                                             Chairman  of the Board  and
                                             President  of BARC (1995-
                                             Present); Chairman of  the Board
                                             and Chief Executive Officer  of
                                             VGI, VLHIC,  and VLIC
                                             (1993-present); Director  of
                                             InterContinental  Bank
                                             (1993-1995).


       Eugene E. Becker               46     Executive Vice President
                                             (1991-Present)  and Chief
                                             Marketing  Officer of  the
                                             Company   (1991-1995);  President
                                             of  ABIC  (1990-Present);
                                             Executive   Vice   President   of
                                             ABLAC   (1996-Present);  Director,
                                             Financial  Markets of  ABIC  and
                                             ABLAC  (1990-1995);  President,
                                             ARIC (1992-Present);  Chairman  of
                                             the  Board  (1991-Present)  of
                                             BALAC; Director of BARC
                                             (1995-Present); President
                                             (1993-Present)  and Chief
                                             Operating Officer (1993-1995) of
                                             VGI, VLHIC, and VLIC.

       Floyd G. Denison               52     Executive Vice President  and
                                             Director, Corporate Asset
                                             Management of the  Company
                                             (1991-Present); Treasurer  of the
                                             Company (1990-1991); Senior  Vice
                                             President,   Investments,  of
                                             ABIC  and  ABLAC  (1990- Present);
                                             Vice President  of BALAC
                                             (1991-Present); Chairman  of the
                                             Board  of  BARC  (1996-Present);
                                             Director  of  BICL
                                             (1995-Present); Director of VLHIC
                                             (1996-Present)


                                              POSITION AND OFFICES WITH THE COMPANY;
                                             PRINCIPAL OCCUPATION FOR PAST FIVE YEARS
       NAME                           AGE       AND OTHER DIRECTORSHIPS, IF ANY
       ----                           ---       -------------------------------


       Jay R. Fuchs                   40     President of  ABLAC
                                             (1991-Present); Executive Vice
                                             President of ABIC (1996-Present);
                                             Director, Personal  Markets and
                                             Financial  Sales of ABIC  and
                                             ABLAC (1991-1995);  Executive
                                             Vice  President,  Financial
                                             Markets of ABIC and ABLAC
                                             (1990-1991); Director  (1991-1994
                                             and 1995- Present) and President
                                             (1996-Present) of BALAC; Director
                                             of VLIC  and VLHIC (1993-Present).

       Leonardo F.Garcia              44     Secretary of  the Company
                                             (1994-Present); Senior  Vice
                                             President and Secretary,
                                             Corporate Planning  and
                                             Acquisitions of  ABIC  and ABLAC
                                             (1994-present); Vice President  of
                                             Investments (1990-1995); Secretary
                                             of  VGI (1994-present). Assistant
                                             Secretary of  ARIC (1995-Present);
                                             Director   (1995-Present)  and
                                             Secretary  (1994-Present)  of
                                             BALAC; Secretary of  CALAC and
                                             CAPIC (1994-Present);  Director
                                             and Secretary of BARC
                                             (1995-Present); Assistant
                                             Secretary of VLIC and VLHIC (1994-
                                             Present).

       Arthur W. Heggen               50     Vice  President and  Treasurer  of
                                             the  Company  (1991-Present); Vice
                                             President  and Principal
                                             Accounting  Officer of  the
                                             Company (1990- 1991); Senior  Vice
                                             President (1990-Present) and
                                             Treasurer (1990) of ABIC and
                                             ABLAC; Vice President of BALAC
                                             (1995-Present)

       Jason Israel                   43     Executive Vice  President,
                                             Administration  (1996-Present);
                                             Executive Vice  President,
                                             Operations,  of ABIC  and ABLAC
                                             (1993-1995); Senior Vice
                                             President,  Financial Operations,
                                             of  ABIC  and  ABLAC (1992);
                                             Senior Vice President, Profits,
                                             of ABIC and ABLAC (1990-1992);
                                             Vice President of BALAC
                                             (1995-Present); Executive Vice
                                             President of CALAC and CAPIC
                                             (1995-Present)



       Michael T. Ray                 42     Executive  Vice President,
                                             Information Services,  of ABIC
                                             and ABLAC (1996-Present); First
                                             Senior  Vice President, Personal
                                             and Financial Sales, of ABIC  and
                                             ABLAC  (1994-1995); First Senior
                                             Vice  President, Marketing
                                             Director,  of  ABIC  and  ABLAC
                                             (1992-1994); Senior  Vice
                                             President, Financial  Insurance
                                             Processing, of ABIC  and ABLAC
                                             (1990- 1992).

       Stephen T. Williams            44     Executive  Vice  President,
                                             Marketing  Director,  of  ABIC
                                             and ABLAC (1996-Present);  First
                                             Senior Vice  President, Marketing
                                             Director of ABIC and  ABLAC
                                             (1994-1995);  Senior Vice
                                             President, Regional Sales, of
                                             ABIC and  ABLAC  (1988-1993).
                                             Director  of  BALAC
                                             (1990-Present); President
                                             (1991-1995)  and Executive  Vice
                                             President  of BALAC (1996-
                                             Present).



     None of the Executive Officers named above are involved in legal proceedings as defined in Regulation S-K, Item 401(f). Information with respect to promoters and control persons is not applicable.

     PART II

     ITEM 5

          MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

          a.   MARKET FOR COMMON STOCK

                     Common Share Prices and Dividend Data


                                    FIRST        SECOND         THIRD         FOURTH
                                   QUARTER      QUARTER        QUARTER        QUARTER
                                   -------      -------        -------        -------
                  1995
                  ----
                  High              $30.63       $32.25         $37.25         $39.00
                  Low               $23.50       $26.63         $30.88         $34.88
                  Dividend            $.18         $.19           $.19           $.19

                  1994
                  ----
                  High              $26.75       $23.75         $24.50         $25.38
                  Low               $22.25       $21.13         $20.38         $19.00
                  Dividend            $.17         $.18           $.18           $.18

               The last sale price per share of the Company's stock on the last trading day of 1995, as reported by NASDAQ, was $39.00.

               COMMON SHARES

               American Bankers Insurance Group, Inc. is traded over-the-counter under the NASDAQ symbol ABIG. The stock appears in the NASDAQ National Market stock table. This table presents the high, low and closing sales prices for the stock under the abbreviation AmBkrsIns.

               The ending market price as of March 22, 1996 was $33-7/8.

          b.   APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

               At December 31, 1995, there were 1,915 registered shareholders.

          c.   DIVIDENDS PER SHARE OF COMMON STOCK

               For information of the dividends paid per common share see the Table of data in Item 5 a. above.

               The Company expects to continue its policy of paying regular cash dividends; however, future dividends are dependent on future earnings, capital requirements and financial condition. For more information regarding liquidity and capital resources see page Part II Item 7 page 34.

     ITEM 6

          SELECTED FINANCIAL DATA

          At December 31 (in thousands except book value per common share):

         MAJOR BALANCE SHEET ITEMS                    1995         1994          1993        1992         1991
         Assets
         ------
         Investments                              $1,688,400     $1,264,900   $1,110,900     $982,100     $912,600
         Cash                                         23,300         89,500       39,800       10,400       11,600
         Reinsurance receivable                      168,100        130,900      174,200
         Deferred policy acquisition costs           310,900        229,600      198,800      174,900      156,400
         Prepaid reinsurance premiums                502,300        396,800      310,600
         Other assets                                294,700        320,800      326,200      236,900      216,800
         ---------------------------------------------------------------------------------------------------------
         Total assets                             $2,987,700     $2,432,500   $2,160,500   $1,404,300   $1,297,400
         ---------------------------------------------------------------------------------------------------------
         Liabilities
         -----------
         Policy and claim liabilities             $1,858,900     $1,502,600   $1,395,900     $802,800     $732,100
         Notes payable                               236,000        197,800      158,900      139,600      177,000
         Deferred income taxes                        29,500                       5,000       10,800       12,200
         Accrued expenses                            136,200         98,800       87,000       77,200       68,700
         Other liabilities                           214,100        227,400      114,400      105,500       91,300
         ---------------------------------------------------------------------------------------------------------
         Total liabilities                         2,474,700      2,026,600    1,761,200    1,135,900    1,081,300
         ---------------------------------------------------------------------------------------------------------
         Stockholders' equity
         --------------------
         Common stock                                 20,400         20,200       20,100       16,400       14,900
         Additional paid-in capital                  215,100        212,100      210,900      128,400      109,000
         Net unrealized investment and foreign
           exchange gains (losses)                     7,300        (38,500)         400       (2,600)         500
         Retained earnings                           282,700        225,400      183,000      143,100      110,700
         Treasury stock at cost                       (2,500)        (1,600)        (400)        (400)        (400)
         Unamortized restricted stock                 (3,600)        (3,200)      (4,100)      (3,800)      (3,700)
         Collateralization of loan to Leveraged
         Employee Stock Ownership Plan                (6,400)        (8,500)     (10,600)     (12,700)     (14,900)
         ---------------------------------------------------------------------------------------------------------
         Total stockholders' equity                  513,000        405,900      399,300      268,400      216,100
         ---------------------------------------------------------------------------------------------------------
         Total liabilities and
           stockholders' equity                   $2,987,700     $2,432,500   $2,160,500   $1,404,300   $1,297,400
         ---------------------------------------------------------------------------------------------------------
         Book value per common share                  $25.34         $20.15       $19.87       $16.38       $14.50
         =========================================================================================================

         The amounts for 1993 and forward are reported in accordance with FASB Statement 113.

         For the Years ended December 31 (in thousands except per common share data):

         CONSOLIDATED STATEMENTS OF INCOME           1995           1994          1993           1992           1991
                                                     ----           ----          ----           ----           ----
         Revenues
            Net premiums earned                  $1,240,700    $1,094,300     $882,000      $733,000       $691,400
            Net investment income                    99,400        74,400       70,400        67,500         68,900
            Realized investment gains (losses)          700         2,700        5,400         2,800           (900)
            Gain on insurance settlement                                         5,400
            Other income                             20,100        15,400       10,100         8,800          9,000
            -------------------------------------------------------------------------------------------------------
         Total revenues                           1,360,900     1,186,800      973,300       812,100        768,400
         ----------------------------------------------------------------------------------------------------------
         Benefits and expenses
            Benefits, claims, losses, and
             settlement expenses                    454,800       434,400      349,500       296,200        277,200
            Credit bond losses and expenses          11,500         6,600        3,000         7,400         11,700
            Commissions                             526,400       437,600      357,900       289,300        279,000
            Operating expenses                      248,400       217,200      179,100       150,100        137,900
            Interest expense                         15,600        11,200        8,100         9,600         10,400
            -------------------------------------------------------------------------------------------------------
         Total benefits and expenses              1,256,700     1,107,000      897,600       752,600        716,200
         ----------------------------------------------------------------------------------------------------------
         Pre-tax income from operations             104,200        79,800       75,700        59,500         52,200
         Income tax (expense) benefit
            Current                                 (25,200)      (14,800)     (24,400)      (19,000)       (21,600)
            Deferred                                 (6,700)       (8,500)       2,000         1,800          6,800
            -------------------------------------------------------------------------------------------------------
                                                    (31,900)      (23,300)     (22,400)      (17,200)       (14,800)
         ----------------------------------------------------------------------------------------------------------
         Net income before cumulative
           effect of change in accounting            72,300        56,500       53,300        42,300         37,400
         Cumulative effect of change in
           accounting  for income taxes                                         (1,000)
           --------------------------------------------------------------------------------------------------------
         Net income                                 $72,300       $56,500      $52,300       $42,300        $37,400
         ----------------------------------------------------------------------------------------------------------
         PER COMMON SHARE DATA
         Primary
            Net income before cumulative
             effect of change in accounting           $3.48         $2.74        $2.85         $2.57          $2.55
            Cumulative effect of change in
              accounting for income taxes                                         (.05)
            -------------------------------------------------------------------------------------------------------
         Net income                                   $3.48         $2.74        $2.80         $2.57          $2.55
         ----------------------------------------------------------------------------------------------------------
         Weighted average number of
           shares outstanding                        20,746        20,596       18,670        16,432         14,693
         ----------------------------------------------------------------------------------------------------------
         Fully diluted
            Net income before cumulative
             effect of change in accounting           $3.48         $2.74        $2.78         $2.39          $2.22
            Cumulative effect of change in
             accounting for income taxes                                          (.05)
            -------------------------------------------------------------------------------------------------------
         Net income                                   $3.48         $2.74        $2.73         $2.39          $2.22
         ----------------------------------------------------------------------------------------------------------
         Weighted average number of
           shares outstanding                        20,823        20,613       19,317        18,433         18,629
         ----------------------------------------------------------------------------------------------------------
         Dividends per common share                    $.75          $.71         $.68          $.60           $.60
         ==========================================================================================================

         For the Years ended December 31 (in thousands):

                                        GROSS           GROSS PREMIUMS       CEDED PREMIUMS          NET PREMIUMS
                                 COLLECTED PREMIUMS         EARNED               EARNED                 EARNED
                                   1995      1994       1995       1994     1995        1994       1995        1994
        -----------------------------------------------------------------------------------------------------------

         Unemployment           $410,800    $269,800    $367,500    $263,100   $125,300    $76,300    $242,200    $186,800
         Credit Property         367,700     354,200     320,800     296,500    157,000    124,000     163,800     172,500
         Credit A&H              349,000     244,500     320,200     247,800    136,600    101,700     183,600     146,100
         Credit Life             287,200     211,700     242,700     204,300    105,800     86,000     136,900     118,300
         Mobilehome
           Physical Damage       137,300     121,400     109,600     105,100     27,800     31,600      81,800      73,500
         Extended Svc.
           Contracts             129,500      19,300      31,000      27,700      1,000      5,500      30,000      22,200
         Homeowners              101,100      87,000     100,300      83,000     40,900     34,600      59,400      48,400
         Mortgage A&H             53,300      49,100      52,900      47,200      5,000      4,600      47,900      42,600
         Livestock Mortality      40,800      48,600      41,300      53,500     12,500     19,000      28,800      34,500
         Group A&H                39,600      26,400      38,800      34,200      9,500      5,200      29,300      29,000
         -----------------------------------------------------------------------------------------------------------------
         Subtotal              1,916,300   1,432,000   1,625,100   1,362,400    621,400    488,500   1,003,700     873,900
         -----------------------------------------------------------------------------------------------------------------
         All Other               370,300     329,100     383,000     313,700    146,000     93,300     237,000     220,400
         -----------------------------------------------------------------------------------------------------------------
         Total                $2,286,600  $1,761,100  $2,008,100  $1,676,100   $767,400   $581,800  $1,240,700  $1,094,300
         =================================================================================================================


                       Five-Year Selected Financial Data

         At December 31:

         LIFE INSURANCE SUBSIDIARIES                   1995         1994           1993         1992        1991
         ---------------------------------------------------------------------------------------------------------
         Statutory capital and surplus
           (in thousands)*                           $188,900      $174,100     $175,900     $116,400      $111,000
         Ratio of statutory capital and
           surplus to liabilities                       28.6%         32.2%        35.5%        24.8%         24.4%
         Ratio of net investment income to average
           invested assets (statutory basis)             7.6%          7.1%         7.7%         7.8%          9.0%

         PROPERTY AND CASUALTY SUBSIDIARIES
         Statutory capital and surplus
           (in thousands)*                           $271,500      $224,900     $215,900     $156,200      $150,800
         Ratio of net premiums written to
           statutory capital and surplus                  3.1           2.6          2.3          2.6           2.2
         Ratio of loss and loss expense reserves to
           statutory capital and surplus                65.5%         58.2%        55.6%        65.7%         55.0%
         Combined loss and expense ratio
           (statutory basis)                            93.8%         96.0%        94.1%        95.7%         99.9%
         ----------------------------------------------------------------------------------------------------------

         *See Note 8 to Consolidated Financial Statements.

        For the Years ended December 31:

         OPERATING RATIOS                                1995         1994          1993         1992          1991
         ----------------------------------------------------------------------------------------------------------
         As a percent of net premiums earned:
           Benefits, claims, losses, and
             settlement expenses                         37.6%         40.3%        40.0%        41.4%         41.8%
           Commissions                                   42.4          40.0         40.6         39.5          40.3
           Operating expenses                            20.0          19.8         20.3         20.5          20.0
           --------------------------------------------------------------------------------------------------------
         Total benefits and expenses as a percent
           of total revenues                             92.3          93.3         92.2         92.7          93.2
         Net income as a percent of
           total revenues (profit margin)                 5.3           4.8          5.4          5.2           4.9
         Net income as a percent of
           average assets (return on assets)              2.7           2.5          3.4          3.1           2.9
         Net income as a percent of
           average stockholders  equity (return
           on equity)                                    15.7          14.1         15.7         17.4          19.0
           ------------------------------------------------------------------------------------------------------------
         At December 31:
         Debt as a percent of
           total capitalization                          31.5          32.8         28.5         34.2          45.0
         Price/Earnings Ratio                            11.2           8.8          9.4          9.3           8.0
         Price/Book Value Ratio                           1.5           1.2          1.3          1.5           1.4
         ----------------------------------------------------------------------------------------------------------




                                Gross Life Insurance in Force     Gross Collected Premiums
                                   (in millions of dollars)       (in millions of dollars)
                     1991                 $29,168                         $   961
                     1992                  27,878                           1,120
                     1993                  30,848                           1,427
                     1994                  32,129                           1,761
                     1995                  42,708                           2,287


     ITEM 7

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          OVERVIEW

          Industry

          The property and casualty industry is expected to reflect higher earnings in 1995, as a result of fewer major catastrophes, reductions in loss costs and an increase in investment income. Standard & Poor's is projecting a 5.3% return on operating revenue compared with 4.3% in 1994.

          The reinsurance market has witnessed some softening in prices, so insurance companies can expect to renew their coverages at prior year levels without incurring additional cost.

          Unprecedented catastrophe losses in recent years have prompted insurers to more aggressively limit their exposures to catastrophes. Such actions have in turn created insurance availability problems in certain areas.

          In response to this environment, some activity at the state level has occurred. During 1995, the California legislature authorized the establishment of the California Earthquake Authority, which will provide an alternative facility to California consumers for obtaining insurance to cover the earthquake peril. A similar situation exists in Florida where a state-sponsored insurance facility has accepted a significant number of insureds as insurance companies have continued to limit the amount of their Florida business.

          Litigation concerns continue to lead the industry's list of concerns. In Alabama, the insurance industry has been targeted in litigation. The legal environment in Alabama has received national news coverage and the Alabama legislature is considering tort reform. Changes, if any, in the current environment cannot be predicted. In the meantime, Alabama litigation represents a significant issue to the industry.

          The federal government, commercial companies and the insurance industry continue to work together toward Superfund reform and dealing with the cleanup of pollution sites. Among issues pending are the determination of retroactive liability and a proposed insurer-specific tax.

          American Bankers

          Net income for 1995 increased to $72.3 million from $56.5 million in 1994, representing an increase of 28%. The Company's largest financial distribution channels continue to produce strong overall premium growth contributing to the increase in net income. The 1995 results include, on an after-tax basis, an increase of $16.2 million in net investment income, net investment gains of $.5 million and a $3.8 million charge on the settlement of the final portion of the credit bond litigation. The 1994 results included, on an after-tax basis, $1.7 million in net investment gains and a $2.9 million charge on the final settlement of the credit bond litigation initiated by bondholders. The 1993 results included, on an after-tax basis, $4.6 million in net losses attributable to adverse development of claims from Hurricane Andrew and losses incurred from a March winter storm which affected the Northeastern United States.

          Pre-tax operating income before realized gains (losses) by industry segment was as follows:


                                                      (in thousands)

                                           INCOME         REALIZED         INCOME
                                         EXCLUDING         GAINS           BEFORE
                                       GAINS (LOSSES)     (LOSSES)         TAXES
              Life
              ----

              1995                        $43,469          $1,262         $44,731
              1994                        $30,434          $1,586         $32,020
              1993                        $21,767          $6,397         $28,164

              Property and Casualty
              ---------------------

              1995                        $83,971          $3,386         $87,357
              1994                        $66,023            $670         $66,693
              1993                        $60,531         $(1,839)        $58,692

          These segment results exclude interest and other corporate activity. The 1993 winter storm and credit bond losses are included in the property and casualty segment. (See Note 12 to the Consolidated Financial Statements on page 61 in Part II Item 8 of this report.)

          REVENUES

          The Company's total revenues in 1995 increased by 15%, primarily due to the increases in net earned premiums of $146.4 million and investment income of $25.0 million. The Company continues to show its biggest growth in the property and casualty segment where revenues increased by $158.9 million compared to the life segment increase of $23.0 million. A significant portion of the increase in the property and casualty segment is from net earned premiums on the credit unemployment product.

          Gross collected premiums increased more than $500 million or approximately 30% from $1.8 billion in 1994 to $2.3 billion in 1995. The majority of the increase was generated from three of the Company's products.

          Gross collected premiums for the selected three products were:

                                                (in thousands)
          PRODUCT                                 1995           1994          INCREASE
          Credit Unemployment                   $410,800      $269,800        $141,000
          Credit A&H                             349,000       244,500         104,500
          Extended Service                       129,500        19,300         110,200
          ----------------------------------------------------------------------------

          Total                                 $889,300      $533,600        $355,700

          The Company expects its premium growth to continue at recent historic rates depending on the acquisition of new clients, introduction of new products to its existing accounts and pursuit of opportunities as other insurance companies withdraw from the credit insurance market.

          The cost of reinsurance to cover catastrophe losses increased by $3.1 million to $9.5 million in 1995. The Company continuously reviews its exposure to catastrophe losses and, in 1995, increased its coverage which accounted for the majority of the increase in cost. The cost had remained relatively flat from 1993 to 1994 at $6.7 million and $6.4 million, respectively. The unusually large number of major catastrophe losses recently experienced by the industry had caused the reinsurance market capacity to be limited and more costly; however, the reinsurance market showed signs of stabilizing in 1995, and, consequently, costs for similar coverages are expected to remain at current levels in the foreseeable future.

          Investment income increased significantly to $99.4 million in 1995 from $74.4 million in 1994, representing a 34% increase. The increase is mainly due to the higher interest rate environment experienced during the early part of 1995 and the overall increase in invested assets of $423.5 million due primarily to premium growth. The increase in 1994 from 1993 was 6%. The Company's investment yield was 6.7% in 1995, 6.3% in 1994 and 6.7% in 1993. The Company's tax
          strategy of investing in tax-favored investments, such as low-income housing tax credit investments, also affects the overall pre-tax investment returns.

          Gross collected premiums increased 23% in 1994 and 27% in 1993. Net earned premiums increased 24% in 1994 and 20% in 1993.

          Total net premiums earned by industry segment were as follows:

                                                (in millions)
                                                  1995            1994            1993
          Life                                   $377.1          $360.1          $305.1
          Property and Casualty                   863.6           734.2           576.9
          -----------------------------------------------------------------------------

          Total                                $1,240.7        $1,094.3          $882.0

          CLAIMS AND COMMISSIONS

          The Company enjoyed continuing improvement of its underwriting results in 1995. Through our extensive use of adjustable commission arrangements based on claims experience, we have been able to generate business with improved underwriting results. The overall loss ratio for the Company (excluding credit bond losses) was 36.7% in 1995 compared to 39.7% in 1994 and 39.6% in 1993. The commission expense ratios for the same periods were 42.4% for 1995, 40.0% for 1994 and 40.6% for 1993, resulting in combined claims and commissions ratio of 79.1%, 79.7% and 80.2% for 1995, 1994 and 1993, respectively.

          The net retained underwriting profit (premiums less benefits, claims including credit bond and commissions) was 20% in 1995, 19.7% in 1994 and 19.5% in 1993.

          A few of the Company's products such as Mobilehome Physical Damage and Homeowners are affected by seasonal changes during the year, causing the profitability in those lines and for the Company to fluctuate throughout the year.

          The Company's experience in the property and casualty segment has been better than industry experience for the last three years, as demonstrated by the following combined statutory ratios:

                                    1995            1994          1993
               ABIG                   94              96            94
               Industry              105*            108           107
               *A.M. Best estimates


          The Company completed a settlement of the only remaining lawsuit related to its discontinued credit bond insurance product line which resulted in an after-tax charge of $3.8 million. Credit bond pre-tax losses and expenses amounted to $11.5, $6.6 and $3.0 million in 1995, 1994 and 1993, respectively. The losses include reserves and partial litigation settlements of $5.8 million in 1995 and $4.5 million in 1994. There were no credit bond settlements in 1993. The Company anticipates no significant future expenses or losses associated with the remaining policies in force.

          The Company's adverse loss reserve development includes the effects from losses experienced from excess casualty reinsurance pools in which the Company discontinued participation effective in or prior to 1981. The Company reported pre-tax losses from these pools of $7.3 million in 1995, $4.2 million in 1994 and $3.0 million in 1993. 1995 results include reserve additions of $3.0 million, made throughout the year to existing claims. The business is long-tail in nature and losses continue to exceed both Company and industry expectations. Most of these losses result from asbestos related and environmental pollution claims. The Company's exposure is only through participation in excess casualty pools. These pools typically involve high layer coverages that are applicable only after primary insurance coverage and, in many cases, reinsurance coverages have been exhausted. Its experience can differ significantly from that of other insurers which wrote the primary coverages directly. The Company establishes loss reserves on known claims as recommended by the various pool managers. Additional reserves to compensate for those claims that have not yet been reported are established which, when added to reported claim reserves, produce a total survival ratio of approximately 8.5 years.

          Management expects that reinsurance pool losses will continue in the current environment but will not have a material adverse effect on the Company's operations. It is difficult, however, to make a reasonable estimate of the Company's ultimate liability due to a general absence of reliable predictive data and of a generally accepted actuarial methodology for these exposures, significant unresolved legal issues including coverage issues, policy definitions and evolving theories and arguments. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties is complex and uncertain.

          OPERATING AND INTEREST EXPENSES

          Operating expenses (excluding interest expense) were $248.4 million in 1995, $217.2 million in 1994 and $179.2 million in 1993. Operating expenses as a percentage of net earned premiums have remained constant at 20%. Included in the expense is the cost of a new processing system being implemented for the property and casualty segment, which totaled $4.9 million in 1995 and $3.6 million in 1994. Similar expense levels are expected to continue through 1997. New processing systems are also being implemented for certain products in the life segment; however, the costs are not significant.

          Interest expense was $15.6 million, $11.2 million and $8.1 million in 1995, 1994 and 1993, respectively. The increase in interest expense is due in part to an increase in interest rates and increases in debt ($38.2 million in 1995 and $38.9 million in 1994). The increase in the interest rate environment, which benefits the Company in additional investment income, is partly offset by the increase in interest expense. Debt financing was utilized principally to support the continued growth of the Company's insurance subsidiaries.

          Interest expense in 1993 included $.6 million for the 5 3/4% convertible subordinated debentures, which were converted into the Company s common stock during the year.

          TAXES AND OTHER

          The effective tax rate was 31% in 1995, 29% in 1994 and 31% in 1993. The majority of the increase in 1995 from 1994 was caused by operating losses from our United Kingdom insurance subsidiary, which did not provide any current tax benefit to the Company. In 1993, adoption of Financial Accounting Standards Board (FASB) Statement 109
          - Accounting for Income Taxes - resulted in an additional tax charge of $1 million. The Company continues to take advantage of investing in tax exempt securities and tax credit investments to minimize its income tax expense.

          The Company is subject to various consumer initiatives including Proposition 103, passed in California in 1988, which are directed toward companies writing certain insurance coverages in that state. Proposition 103 required the Company to refund or roll back premiums to California policyholders if favorable underwriting experience exceeded certain guidelines. In 1995, the Company reached an agreement with the California Insurance Department whereby the Company rebated $4.1 million to affected policyholders. Previously established reserves satisfied this settlement. The Company is not aware of any other consumer initiatives which will have a material effect on results.

          FINANCIAL CONDITION

          Total assets at December 31, 1995, 1994 and 1993 were $3.0 billion, $2.4 billion and $2.2 billion, respectively. The 23% increase from 1994 to 1995 resulted from strong cash flows, the assumption of a block of business and additional debt financing. Invested assets at the same dates were $1.7 billion, $1.3 billion and $1.1 billion, respectively. At December 31, 1995, investments in fixed maturities represented 82% of the total investment portfolio while short-term and other investments (principally invested cash) represented another 10%. The Company does not hold significant investments in equity securities. Cash balances decreased to $23.3 million at December 31, 1995 from $89.5 million at December 31, 1994, which included $70.7 million received in late 1994 from an assumption of Extended Service Contract obligations. Non-invested assets, including policy acquisition costs, were $1.3 billion in 1995, $1.2 billion in 1994 and $1.0 billion in 1993.

          The Company does not have a large concentration of investments in mortgage loans or real estate. At December 31, 1995, there were $10.3 million in such investments pertaining to Florida properties.

          Liabilities were $2.5, $2.0 and $1.8 billion at December 31, 1995, 1994 and 1993, respectively. The increase came mainly from policy and claims liabilities plus unearned premium reserves consistent with the overall growth in certain lines of business and assumption of certain blocks of business in 1995 and 1994.

          Notes payable were $236.0 million at December 31, 1995, $197.8 million at December 31, 1994 and $158.9 million at December 31, 1993. In 1994, the Company registered $200 million of medium-term notes with the Securities and Exchange Commission. During 1995 and 1994, the Company issued $50.0 million and $75.0 million of these notes, respectively. The debt issuance proceeds were used to refinance outstanding debt and to support the Company's continued growth and expansion into new markets. In 1995, the Company replaced its short-term financing facility and borrowed $87 million, mainly used to pay off its former facility.

          Although the debt related to the Leveraged Employees Stock Ownership Plan (LESOP) ($6.4 million at December 31, 1995) is not a direct obligation of the Company, it is nevertheless reported as part of the Company's debt with an offsetting balance reflected as a reduction of stockholders equity. As contributions to the LESOP are made by the Company, the debt is repaid to the bank by the LESOP, and the balances on the Company's balance sheet are reduced accordingly. (See
          Note 9 to the Consolidated Financial Statements.)

          Stockholder's equity increased by $113.7 million to $513.0 million in 1995 from $399.3 million in 1993. In 1994, the Company adopted FASB Statement 115 - Accounting for Certain Investments in Debt ad Equity Securities - which requires certain investments in debt and equity securities to be carried in the balance sheet at fair value. The difference between amortized cost and fair value of securities available-for-sale (unrealized gain or loss, net of tax) is included as a component of equity. At December 31, 1995, the fixed maturity portfolio reflects an unrealized gain of $22.9 million, net of tax, reflecting a decrease in interest rates during the last half of 1995.

          Stockholders' equity grew approximately $244.6 million from January 1, 1993 to December 31, 1995, primarily from accumulated earnings of $181.1 million reduced by $41.8 million in dividends paid on the Company's common stock. During 1993, conversion of debentures added $32.4 million to total equity, and the issuance of an additional two million shares of the Company's common stock added $51.8 million. Under the 1990 authority to repurchase up to one million shares of the Company's stock granted by the Board of Directors, approximately 136,400 shares have been purchased to date (30,000 in 1995) as treasury stock. In February 1996, the Board of Directors revoked the 1990 authority and authorized a repurchase of up to one million shares of the Company's stock in the open market from time to time subject to certain conditions.

          LIQUIDITY AND CAPITAL RESOURCES

          The interest rate for U.S. Treasury Bonds closed at 5.21% at December 31, 1995 compared to 7.75% at December 31, 1994. The lower interest rates improved the market value of the Company's fixed maturity portfolio which had been depressed in 1994. Unrealized gains or losses on fixed maturity investments changed from a $60.9 million loss at December 31, 1994 to a $35.2 million gain at December 31, 1995.

          At December 31, 1995, $1.6 billion or 55% of the Company's total assets were comprised of securities, short-term investments and cash. The securities were principally readily marketable, and none of the securities were part of highly leveraged transactions. In the bond portfolio, 79% of bonds have maturities of under five years and 87% have a rating of "A" or better.

          Liabilities representing current cash requirements include claim liabilities, accrued commissions and other liabilities totaling $748.0 million at December 31, 1995, an increase of $101.9 million. In addition, the Company's other significant cash commitments in 1996 include shareholder dividends ($15.5 million under the current capital structure). The Company's investment portfolio has been structured to match cash requirements. Also, cash flow from operations which generated $266.0 million in 1995, $235.2 million in 1994 and $61.0 million in 1993, is expected to help meet operating requirements, as well as anticipated debt service. Cash provided by operating activities in excess of such needs is, in turn, used in investing activities.

          Capital expenditures planned for 1996 are not expected to be significant compared to the Company's overall liquidity and cash flow. The headquarters will be expanded at a cost of approximately $4.5 million. The one million share stock buyback program is not expected to significantly impact the Company's liquidity or cash flow in any one financial reporting period. While the impact, if any, from the resolution of pending litigation cannot presently be identified, the Company does not expect any unfavorable outcome to have a material effect on liquidity or financial condition.

          In 1995, the Company executed a $250 million financing program with a group of banks, which features a bid loan and revolving line of credit facility to replace the $130 million financing program. In 1994, the Company registered $200 million of medium-term notes with maturities ranging from nine months to thirty years, with the Securities and Exchange Commission. In 1994 and 1995, the Company issued a $75 million fixed rate note and a $50 million floating rate note, respectively. The interest rat on the floating rate note is determined quarterly and interest under the short-term facility is determined at the time amounts are borrowed. Accordingly, interest rate changes may impact the Company's interest expense. Under these arrangements, approximately $238 million is available for short-term liquidity needs as of year end.

          The Company does not commit a significant portion of its investment portfolio to equity securities, which were 7% of total invested assets at December 31, 1995; consequently, liquidity is not significantly affected by changes in the equity securities markets.

          The Company's preferred stock portfolio is exposed to market value fluctuations which result primarily, but not exclusively, from the sensitivity of the preferred stocks to interest rate changes. To mitigate the interest rate sensitivity of this portfolio, the Company has established a limited cross-hedging program utilizing U.S. Treasury futures contracts.

          Realized losses totaling $3.5 million in 1995 resulted from terminated and expired option contracts. The net fair value of the preferred stock portfolio being managed is $23.8 million ($24.4 million book value less $.6 million unrealized loss). There were no open futures positions existing at December 31, 1995.

          The Company does not concentrate in policy coverages under which policyholders may control, on a discretionary basis, access to cash benefits through policy surrender and withdrawals.

          The Company expects to continue its policy of paying regular cash dividends; however, future dividends are dependent on the Company's future earnings, capital requirements and financial condition. Additionally, based on the current dividend-paying abilities of the insurance subsidiaries, the Company does not foresee any difficulty in servicing its outstanding indebtedness or its dividend-paying abilities.

          Payment of dividends to ABIG by its insurance subsidiaries is dependent on regulations dictated by statutory authorities in each state in which they are domiciled. The National Association of Insurance Commissioners has introduced standards which would treat dividends in excess of the lesser of 10% of surplus or net income as extraordinary dividends requiring insurance department approval. While some states have adopted the standards, others have not. The payment of dividends by the subsidiaries is discussed further in Note 8 to the Consolidated Financial Statements on page 55.

          PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 - SAFE HARBOR CAUTIONARY STATEMENT

          Except for historical information provided in this Annual Report, statements made throughout this document, including in this Management's Discussion and Analysis, are forward-looking and, as such, actual results could differ materially from those expected by the Company. The actual results of the Company may be affected by (i) adverse catastrophe experience in certain of the Company's property and casualty products; (ii) significant changes in interest rates;
          (iii) increased competition causing reduction in product margin or loss of a significant client; (iv) adverse loss development on property and casualty prior years claims or the excess casualty reinsurance pools; (v) premium growth expectation not met because of the loss of a significant client; (vi) outcome of litigation and other state regulatory issues; and (vii) general economic conditions. In addition, the actual results of forward-looking statements are also subject to the specific factors which may be included with a particular forward-looking statement.

     ITEM 8

          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     AMERICAN BANKERS INSURANCE GROUP, INC. AND SUBSIDIARIES
     INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                         Page
                                                                                          ----
     Report of Independent Certified Public Accountants                                     37

     Consolidated Balance Sheets at
          December 31, 1995 and 1994                                                        38

     Consolidated Statements of Income for the
          years ended December 31, 1995, 1994
          and 1993                                                                          39

     Consolidated Statements of Common Stock and Other Stockholders' Equity
          for the years ended December 31, 1995
          1994 and 1993                                                                     40

     Consolidated Statements of Cash Flows for
          the years ended December 31, 1995,
          1994 and 1993                                                                     41

     Notes to Consolidated Financial Statements
          for the year ended December 31, 1995                                              42


     SCHEDULES: *

     I    -    Summary of Investments - Other Than Investments
               in Related Parties                                                           63

     II   -    Condensed Financial Information of
               Registrant                                                                64 - 68

     III  -    Supplementary Insurance Information                                          69

     IV   -    Reinsurance                                                                  70

     VI   -    Supplemental Information Concerning Property -
               Casualty Insurance Operations                                                71

     * Note : All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

     To the Board of Director and Stockholders of American Bankers Insurance Group, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American Bankers Insurance Group, Inc. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     /s/ Price Waterhouse LLP

     PRICE WATERHOUSE LLP

     Miami, Florida
     March 8, 1996

                          CONSOLIDATED BALANCE SHEETS

          At December 31 (in thousands except par value of common stock):

                                                                                    1995                   1994
                                                                                    ----                   ----
          ASSETS
          Investments
             Held-to-maturity securities, at amortized cost
              (fair value: $613,749 in 1995 and $537,227 in 1994)                 $594,277               $555,576
             Available-for-sale securities, at fair value
               (amortized cost: $777,540 in 1995 and $530,827 in 1994)             793,277                488,266
             Equity securities, at approximate market value
               (cost: $98,612 in 1995 and $64,028 in 1994)                         113,028                 65,432
             Mortgage loans on real estate                                          11,793                 13,787
             Policy loans                                                            7,819                  6,841
             Short-term and other investments                                      168,216                134,968
             ----------------------------------------------------------------------------------------------------
          Total investments                                                      1,688,410              1,264,870
          -------------------------------------------------------------------------------------------------------

             Cash                                                                   23,257                 89,536
             Accounts receivable, net of allowance
               for doubtful accounts of $5,024 in 1995 and $5,861 in 1994          130,970                105,556
             Reinsurance receivable                                                168,128                130,938
             Accrued investment income                                              20,943                 16,062
             Deferred policy acquisition costs                                     310,879                229,581
             Prepaid reinsurance premiums                                          502,312                396,796
             Other assets                                                          142,835                199,160
             ----------------------------------------------------------------------------------------------------
          Total assets                                                          $2,987,734             $2,432,499
          =======================================================================================================

          LIABILITIES, COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
             Policy liabilities                                                   $275,250               $266,221
             Unearned premiums                                                   1,178,867                903,279
             Claim liabilities                                                     404,745                333,113
             ----------------------------------------------------------------------------------------------------
                                                                                 1,858,862              1,502,613
             ----------------------------------------------------------------------------------------------------
             Other policyholders' funds                                              7,113                 13,221
             Notes payable                                                         235,981                197,789
             Deferred income taxes                                                  29,549
             Accrued commissions and other expenses                                136,174                 98,819
             Other liabilities                                                     207,058                214,182
             ----------------------------------------------------------------------------------------------------
          Total liabilities                                                      2,474,737              2,026,624
          -------------------------------------------------------------------------------------------------------

          COMMITMENTS AND CONTINGENCIES (NOTE 11)
          Common Stock and Other Stockholders' Equity
             Common stock of $1 par value. Authorized 35,000 shares;
               issued and outstanding 20,384 shares in
               1995 and 20,244 shares in 1994                                       20,384                 20,244
             Additional paid-in capital                                            215,121                212,139
             Net unrealized investment and foreign exchange gains (losses)           7,255                (38,554)
             Retained earnings                                                     282,748                225,374
             Treasury stock at cost - 136 shares in 1995 and 106 shares in 1994     (2,516)                (1,623)
             Unamortized restricted stock                                           (3,620)                (3,205)
             Collateralization of loan to Leveraged Employee Stock Ownership
               Plan                                                                 (6,375)                (8,500)
             ----------------------------------------------------------------------------------------------------
          Total common stock and other stockholders' equity                        512,997                405,875
          -------------------------------------------------------------------------------------------------------
          Total liabilities, common stock and other stockholders' equity        $2,987,734             $2,432,499
          =======================================================================================================

          See accompanying notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME

          For the Years ended December 31 (in thousands except per common share data):

                                                                         1995           1994             1993
                                                                         ----           ----             ----
          Gross collected premiums                                   $2,286,573     $1,761,080        $1,427,235
          ======================================================================================================
          PREMIUMS AND OTHER REVENUES
            Net premiums earned                                      $1,240,713     $1,094,317          $881,994
            Net investment income                                        99,400         74,442            70,353
            Realized investment gains                                       721          2,679             5,454
            Gain on insurance settlement                                                                   5,412
            Other income                                                 20,014         15,397            10,111
            ----------------------------------------------------------------------------------------------------
              Total revenues                                          1,360,848      1,186,835           973,324
              --------------------------------------------------------------------------------------------------

          BENEFITS AND EXPENSES
            Benefits, claims, losses, and settlement expenses           454,797        434,408           349,505
            Credit bond losses and expenses                              11,467          6,599             2,974
            Commissions                                                 526,400        437,642           357,894
            Operating expenses                                          248,410        217,202           179,162
            Interest expense                                             15,579         11,168             8,109
            ----------------------------------------------------------------------------------------------------
              Total benefits and expenses                             1,256,653      1,107,019           897,644
              --------------------------------------------------------------------------------------------------

          Income before income taxes and cumulative
            effect of change in accounting                              104,195         79,816            75,680
          ------------------------------------------------------------------------------------------------------
          Income tax (expense) benefit
            Current                                                     (25,205)       (14,830)          (24,420)
            Deferred                                                     (6,730)        (8,442)            2,040
            ----------------------------------------------------------------------------------------------------
                                                                        (31,935)       (23,272)          (22,380)
            ----------------------------------------------------------------------------------------------------

            Net income before cumulative effect of change in
              accounting                                                 72,260         56,544            53,300
            Cumulative effect of change in accounting for
              income taxes                                                                                (1,005)
            ----------------------------------------------------------------------------------------------------
              Net income                                                $72,260        $56,544           $52,295
              ==================================================================================================
          PER COMMON SHARE DATA
            Primary:
              Net income before cumulative effect of change in
                accounting                                                $3.48          $2.74             $2.85
              Cumulative effect of change in accounting for income
                taxes                                                                                       (.05)
              --------------------------------------------------------------------------------------------------
              Net income                                                  $3.48          $2.74             $2.80
              --------------------------------------------------------------------------------------------------
          Weighted average number of shares outstanding                  20,746         20,596            18,670
          ------------------------------------------------------------------------------------------------------
            Fully diluted:
              Net income before cumulative effect of change in
                accounting                                                $3.48          $2.74             $2.78
              Cumulative effect of change in accounting for income
                taxes                                                                                       (.05)
              --------------------------------------------------------------------------------------------------
              Net income                                                  $3.48          $2.74             $2.73
              --------------------------------------------------------------------------------------------------
          Weighted average number of shares outstanding                  20,823         20,613            19,317
          ------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

     CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY

For the Years ended December 31 (in thousands except per common share data):

                                                                             1995           1994             1993
                                                                             ----           ----             ----
          COMMON STOCK:
            Balance at beginning of year                                   $20,244        $20,140          $16,432
            Exercise/forfeitures of options                                    140            104              118
            Conversion of debentures                                                                         1,590
            Proceeds from sale of stock                                                                      2,000
            Balance at end of year                                         $20,384        $20,244          $20,140
            ------------------------------------------------------------------------------------------------------
          ADDITIONAL PAID-IN CAPITAL:
            Balance at beginning of year                                  $212,139       $210,878         $128,382
            Exercise/forfeitures of options                                  2,982          1,261            1,869
            Expiration of put and conversion of debentures                                                  30,794
            Proceeds from sale of stock                                                                     49,833
            Balance at end of year                                        $215,121       $212,139         $210,878
            ------------------------------------------------------------------------------------------------------
          NET UNREALIZED INVESTMENT AND FOREIGN EXCHANGE GAINS (LOSSES):
            Balance at beginning of year                                  $(38,554)          $356          $(2,554)
            Change in net unrealized investment gains (losses)              71,310        (52,588)           6,272
            Taxes on net unrealized investments gains (losses)             (23,628)        17,094           (1,912)
            Equity adjustment from foreign currency translation             (1,873)        (3,416)          (1,450)
            Balance at end of year                                          $7,255       $(38,554)            $356
            ------------------------------------------------------------------------------------------------------
          RETAINED EARNINGS:
            Balance at beginning of year                                  $225,374       $182,975         $143,115
            Net income                                                      72,260         56,544           52,295
            Cash dividends ($.75, $.71 and $.68 per share),
              net of tax benefit on unallocated LESOP shares               (14,886)       (14,145)         (12,435)
            Balance at end of year                                        $282,748       $225,374         $182,975
            ------------------------------------------------------------------------------------------------------
          TREASURY STOCK:
            Balance at beginning of year                                   $(1,623)         $(416)           $(416)
            Purchase of treasury stock                                        (893)        (1,207)
            Balance at end of year                                         $(2,516)       $(1,623)           $(416)
            -------------------------------------------------------------------------------------------------------
          UNAMORTIZED RESTRICTED STOCK:
            Balance at beginning of year                                   $(3,205)       $(4,053)         $(3,795)
            Exercise/forfeitures of options                                 (1,822)          (116)          (1,412)
            Amortization expense                                             1,407            964            1,154
            Balance at end of year                                         $(3,620)       $(3,205)         $(4,053)
            ------------------------------------------------------------------------------------------------------
          COLLATERALIZATION OF LOAN TO LESOP:
            Balance at beginning of year                                   $(8,500)      $(10,625)        $(12,750)
            Reduction of LESOP loan                                          2,125          2,125            2,125
            Balance at end of year                                         $(6,375)       $(8,500)        $(10,625)
            -------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

          For the Years ended December 31 (in thousands):

                                                                                          1995            1994             1993
                                                                                          ----            ----             ----
          OPERATING ACTIVITIES:
          Net income                                                                    $72,260          $56,544         $52,295
            Adjustments to reconcile net income to net cash provided by operating activities:
              Increase in policy liabilities, unearned premiums and
                claim liabilities (net of reinsurance)                                  213,544           66,219          23,304
              Change in other assets and other liabilities                               39,170           76,031           8,220
              (Increase) decrease in accounts receivable                                (25,414)          26,895         (28,139)
              (Increase) decrease in accrued investment income                           (4,881)          (2,264)          2,430
              Increase in accrued commission and expenses                                37,355           11,862              36
              (Decrease) increase in other policyholders' funds                          (6,108)           6,855            (101)
              Increase in policy loans                                                     (978)            (119)           (816)
              Amortization of deferred policy acquisition costs                         449,749          345,505         266,845
              Amortization of cost of insurance acquired                                  2,447            6,109          14,233
              Policy acquisition costs deferred                                        (531,048)        (376,327)       (274,442)
              Provision for amortization and depreciation                                16,521           13,089           8,113
              Deferred income taxes                                                       6,730            8,442          (1,035)
              Net gain on sale of investments and debt repurchases                         (721)          (2,679)         (5,454)
              Compensation on option plans shares exercised                               1,407              965           1,094
              Gain on insurance settlement                                                                                (5,412)
              Net cash flow from purchases and sales of trading securities               (4,019)          (1,887)
              ------------------------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities                             266,014          235,240          61,171
              ------------------------------------------------------------------------------------------------------------------
          INVESTING ACTIVITIES:
          Purchase of investments
              Held-to-maturity securities                                              (159,185)        (164,825)
              Available-for-sale securities                                            (346,237)        (430,475)
              Fixed maturities                                                                                          (759,741)
              Equity securities                                                                                          (80,224)
              Mortgage loans                                                               (263)          (1,517)         (1,822)
              Real estate                                                                  (563)                            (460)
              Payment for acquisition, net of cash acquired                                                             (107,679)
          Proceeds from sale of investments
              Held-to-maturity securities                                                                    158
              Available-for-sale securities                                              94,267          218,914
              Fixed maturities                                                                                           528,491
              Equity securities                                                                                           79,833
              Mortgage loans                                                              2,654            3,286           3,926
              Real estate                                                                    87                            2,992
          Proceeds from maturities of investments
              Held-to-maturity securities                                                71,395          104,226
              Available-for-sale securities                                              27,244           57,535
              Fixed maturities                                                                                           220,017
          (Increase) decrease in short-term investments                                 (38,345)           5,919           6,264
              Transactions related to capital assets
              Capital expenditures                                                       (9,770)          (5,784)        (30,158)
              Sales of capital assets                                                       302              282             321
              Proceeds from insurance claims                                                                              11,712
              ------------------------------------------------------------------------------------------------------------------
                  Net cash used in investing activities                                (358,414)        (212,281)       (126,528)
                  ---------------------------------------------------------------------------------------------------------------
          FINANCING ACTIVITIES:
          Proceeds from issuance of notes payable                                       131,000           96,723         182,250
          Repayment of notes payable                                                    (90,683)         (55,683)       (127,257)
          Dividends paid to shareholders                                                (14,824)         (14,304)        (12,639)
          Proceeds from sale of stock                                                     1,248            1,238          52,539
          Purchase of treasury stock                                                       (893)          (1,208)
          ----------------------------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                              25,848           26,766          94,893
          ----------------------------------------------------------------------------------------------------------------------
          Effect of exchange rate changes on cash                                           273              (15)           (150)
          -----------------------------------------------------------------------------------------------------------------------
                  Net (decrease) increase in cash                                       (66,279)          49,710          29,386
                  Cash at beginning of year                                              89,536           39,826          10,440
          ----------------------------------------------------------------------------------------------------------------------
                  Cash at end of year                                                   $23,257          $89,536         $39,826
          ======================================================================================================================


          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          (1)  Description of Business

               American Bankers Insurance Group, Inc. provides credit-related insurance programs in the United States, Canada and the Caribbean. The Company also conducts business in Latin America and the United Kingdom. ABIG, as an international wholesaler and marketer of insurance products, services and programs, concentrates on marketing through financial institutions, retailers and other entities which provide consumer financing as a regular part of their business.

          (2)  Summary of Significant Accounting Policies

               The consolidated financial statements have been prepared in conformity with generally accepted accounting principles which vary in certain respects from reporting practices prescribed or permitted by state insurance departments and include the following significant accounting policies:

               (a)   Consolidation Policy

                     The accompanying consolidated financial statements include the accounts of American Bankers Insurance Group, Inc.
                     (ABIG) and its subsidiaries (the Company):

                     - American Bankers Insurance Company of Florida (ABIC) and subsidiaries

                     - American Bankers Life Assurance Company of Florida (ABLAC) and subsidiaries, including Caribbean American Life Assurance Company (CALAC)

                     -    American Reliable Insurance Company (ARIC)

                     -    Bankers American Life Assurance Company (BALAC)

                     -    Bankers Insurance Company, Ltd. (BICL)

                     -    Caribbean American Property Insurance Company (CAPIC)

                     -    Voyager Insurance Companies

                     All significant intercompany transactions and accounts have been eliminated in consolidation.

               (b)   Investments

                     In 1994, the Company adopted FASB Statement 115 - Accounting for Certain Investments in Debt and Equity Securities (FASB Statement 115). Under the Statement, investments in debt and equity securities are classified as either held-to-maturity, available-for-sale or trading. Investments in debt securities are classified as held-to-maturity and measured at amortized cost if the Company has the positive intent and ability to hold these securities to maturity. Investments in debt securities not classified as held-to-maturity and equity securities with readily determinable fair values are classified as either available-for-sale or trading securities and measured at fair value. Securities that are purchased and held principally for the purpose of selling them in the near term shall be classified as trading securities and reported at fair value with subsequent changes in value reflected as unrealized investment gains and losses in the Consolidated Statements of Income. Investments not classified as either trading securities or held-to-maturity securities are classified as available-for-sale securities and reported at fair value with subsequent changes in value reflected as unrealized investment gains and losses in the Consolidated Statements of Common Stock and Other Stockholders' Equity.

                     Prior to 1994, fixed maturities, including preferred stocks with sinking fund provisions, were carried at amortized cost.

                     Equity securities are carried at market value. Mortgage loans and policy loans are stated at the unpaid principal balance of such loans net of unamortized discount. Investments with impairment in value, which is other than temporary, are written down to estimated realizable value. The writedowns are included in realized investment gains in the Consolidated Statements of Income. Premiums and discounts on mortgage-backed securities are amortized using the simple interest method over the expected life of each security - generally 2 to 7 years. In addition, a pro rata portion of premiums and discounts is recognized when principal payments are received and is included in net investment income in the Consolidated Statements of Income. Unrealized gains and losses on equity securities are reflected in Stockholders' Equity. The cost of securities sold is based on the specific identification method.

               (c)   Premium Revenues

                     Life insurance and annuity premiums, including single premiums for accidental death and dismemberment policies, are reported as earned when due. Credit life insurance premiums and accident and health premiums are earned over the terms of the contracts in relation to anticipated benefits to the policyholders. Property insurance premiums are recognized as income principally on a pro rata basis over the life of the policies.

               (d)   Policy Acquisition Costs

                     For life business, the costs of acquiring new business (principally commissions and certain variable underwriting, agency and policy issue expenses) are deferred and amortized over the term of the contracts as follows:

                     Acquisition costs relating to ordinary life contracts are amortized over the estimated term of the contracts in proportion to the ratio of the annual premium revenue to total premium revenue expected. Acquisition costs for universal life and annuities are amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges and investment, mortality, and expense margins. The assumptions used for the estimates are consistent with those used in computing the policy liabilities.

                     Acquisition costs relating to credit life and accident and health insurance are amortized over the term of the contracts in relation to premiums earned.

                     The method of computing the deferred policy acquisition costs for property business (commissions and other acquisition expenses) limits the amount deferred to the lower of (1) unearned premiums which remain after deducting the expected amount of losses, loss adjustment expenses, and servicing costs estimated to be incurred as the premiums are earned; or (2) the costs applicable to the unearned premiums.

                     Deferred acquisition costs are reviewed quarterly to assure their recoverability. The recoverability of the deferral is calculated without considering investment income.

               (e)   Policy Liabilities and Unearned Premiums

                     Policy liabilities on life and annuity business are computed principally by the net level premium method based upon assumptions as to future investment yield, mortality, morbidity, and withdrawals consistent with those used to develop the gross premiums on the policies in force. Universal life and annuity policyholders' liabilities are based on full account values. Unearned premiums for credit insurance and property business represent the unexpired portion of the premiums.

               (f)   Claim Liabilities

                     Claim liabilities net of salvage and subrogation are based primarily upon past experience and may be more or less than the amounts ultimately paid or recovered when the claims are settled. Changes in the estimated liability are charged or credited to operations as the estimates are revised.

               (g)   Income Taxes

                     Deferred taxes are provided for temporary differences in the bases of assets and liabilities for financial reporting and tax purposes.

               (h)   Property and Equipment

                     Depreciation of property and equipment is provided primarily on the accelerated method. Buildings are depreciated on the straight-line method.

                     Depreciation expense for the years ended December 31, 1995, 1994 and 1993 was $8,607,000, $8,550,000 and
                     $5,956,000, respectively, and is a component of operating expenses.

                     Estimated useful lives range from 10 to 40 years for buildings and 3 to 10 years for furniture and equipment.

               (i)   Earnings Per Common Share

                     Primary earnings per common share are based on net income using the weighted average number of such shares outstanding during the year after giving effect to common stock equivalents and treasury shares.

                     Fully diluted earnings per share also assume conversion, if dilutive, of the Company's convertible debt and options into common shares after appropriate adjustments for interest.

               (j)   Pension Plan

                     Pension costs are comprised of service costs applicable to benefits earned during the year, net interest cost or credit applicable to interest on plan liabilities and plan assets, and amortization of certain charges and credits including prior service costs.

               (k)   Translation of Foreign Currencies

                     For those foreign affiliates where the foreign currency is the functional currency, unrealized foreign exchange losses net of taxes have been reflected in Common Stock and Other Stockholders' Equity under the caption Net unrealized investment and foreign exchange gains (losses).

               (l)   Fair Values of Financial Instruments

                     The Company has used the following methods and assumptions in estimating its fair value disclosures:

                     - Investment securities: Fair values for fixed maturity securities are based on quoted market prices when available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments or values obtained from independent pricing services. The fair values for equity securities are based on quoted market prices.

                     - Mortgage loans and policy loans: The fair values for mortgage loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms. The carrying amounts for policy loans approximate their fair values at the reporting date.

                     - Cash and short-term investments: The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

                     - Trade receivables and payables: The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

                     - Notes payable: The carrying amount of the Company's short-term financing program approximates its fair value. The carrying amount of the Company's convertible subordinated debentures approximates their fair values. Fair values for the Company's promissory notes and the note payable guaranteed by the Company for the LESOP are based on a discounted cash flow calculation using the Company's current borrowing rate for similar debts. Fair values for the Company's medium-term notes are based on a discounted cash flow calculation using the current market rate for notes with a similar term.

               (m)   Reinsurance

                     The Company recognizes the income (ceding fees) on reinsurance contracts principally on a pro rata basis over the life of the policies covered under the reinsurance agreements.

               (n)   Segment Information

                     Operating results and other financial data for each segment are presented in Note 12. Industry segments are primarily composed of the companies business in the life and property and casualty insurance industries. The geographic segments include the companies or branches located in the United States and its possessions as domestic and all other as foreign. Included in the domestic segments, is one foreign insurance subsidiary which writes no direct business, reinsures only affiliated U.S. risks transacted in U.S. dollars and has elected to be taxed as a U.S. corporation.

               (o)   Estimates

                     Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts. Certain significant estimates, including those used in determining property and casualty loss reserves, life insurance policy liabilities, valuation allowances for investment assets, and unrecoverable reinsurance, are discussed throughout the notes to consolidated financial statements.

          (3)  Investments and Fair Values

               Investments

               The cumulative effect as of January 1, 1994 of adopting FASB Statement 115 on the opening balance of Stockholders' Equity was an increase of $1,471,000 (net of $792,000 in deferred income taxes) to reflect the net unrealized holding gains on securities classified as available-for-sale previously carried at amortized cost. The Company periodically purchases securities for trading purposes generally not to exceed $30,000,000. At December 31, 1995 and 1994, there were no securities in the trading portfolio.

               At December 31, 1995 and 1994, the fair value, amortized cost, and gross unrealized gains and losses of investments in held-to-maturity and available-for-sale securities consisted of the following:

           December 31, 1995 (in thousands)

                                                                    FAIR       AMORTIZED        GROSS UNREALIZED
           HELD-TO-MATURITY                                         VALUE         COST         GAINS         LOSSES
           --------------------------------------------------------------------------------------------------------
           U.S. Treasury securities and obligations of U.S.
             Government corporations and agencies                 $189,138      $184,463       $4,799         $(124)
           Obligations of states and political subdivisions        111,219       108,793        2,573          (147)
           Debt securities issued by foreign governments            17,748        17,373          825          (450)
           Corporate securities                                    267,514       255,518       12,087           (91)
           Other debt securities                                    28,130        28,130
           --------------------------------------------------------------------------------------------------------
             Subtotal                                              613,749       594,277       20,284          (812)
           Collateralized mortgage obligations
           --------------------------------------------------------------------------------------------------------
             Total                                                $613,749      $594,277      $20,284         $(812)
           ---------------------------------------------------------------------------------------------------------
           AVAILABLE-FOR-SALE
           U.S. Treasury securities and obligations of U.S.
             Government corporations and agencies                  $51,917       $52,199           $8         $(290)
           Obligations of states and political subdivisions         14,676        14,364          613          (301)
           Debt securities issued by foreign governments            44,514        41,260        3,305           (51)
           Corporate securities                                     64,555        62,593        3,587        (1,625)
           Other debt securities                                    12,637        12,607          329          (299)
           ---------------------------------------------------------------------------------------------------------
             Subtotal                                              188,299       183,023        7,842        (2,566)
           Collateralized mortgage obligations                     604,978       594,517       12,343        (1,882)
           ---------------------------------------------------------------------------------------------------------
             Total                                                $793,277      $777,540      $20,185       $(4,448)
           =========================================================================================================


           December 31, 1994 (in thousands)
                                                                     FAIR       AMORTIZED      GROSS UNREALIZED
           HELD-TO-MATURITY                                         VALUE         COST          GAINS       LOSSES
           -------------------------------------------------------------------------------------------------------
           U.S. Treasury securities and obligations of U.S.
             Government corporations and agencies                 $199,699      $208,224        $169       $(8,694)
           Obligations of states and political subdivisions        104,472       108,519         306        (4,353)
           Debt securities issued by foreign governments            10,572        11,202          33          (663)
           Corporate securities                                    188,561       193,508         979        (5,926)
           Other debt securities                                    32,113        32,113
           --------------------------------------------------------------------------------------------------------
             Subtotal                                              535,417       553,566       1,487       (19,636)
           Collateralized mortgage obligations                       1,810         2,010                      (200)
           --------------------------------------------------------------------------------------------------------
             Total                                                $537,227      $555,576      $1,487      $(19,836)
           --------------------------------------------------------------------------------------------------------

           AVAILABLE-FOR-SALE

           U.S. Treasury securities and obligations of U.S.
             Government corporations and agencies                  $50,645       $55,729                   $(5,084)
           Obligations of states and political subdivisions          1,275         1,500                      (225)
           Debt securities issued by foreign governments            25,011        25,907        $403        (1,299)
           Corporate securities                                     10,170        10,289          87          (206)
           Other debt securities                                    19,049        19,554         225          (730)
           --------------------------------------------------------------------------------------------------------
             Subtotal                                              106,150       112,979         715        (7,544)
           Collateralized mortgage obligations                     382,116       417,848          45       (35,777)
           --------------------------------------------------------------------------------------------------------
             Total                                                $488,266      $530,827        $760      $(43,321)
           ========================================================================================================

           At December 31, 1995 and 1994, fixed maturities with an amortized cost of $58,356,000 and $57,141,000, respectively, were on deposit with insurance regulatory authorities to meet statutory requirements. In addition, fixed maturities with an amortized cost of $46,325,000 and $48,655,000 were being held in trust under reinsurance agreements at December 31, 1995 and 1994, respectively. The approximate market value and amortized cost of fixed maturity investments at December 31, 1995, are shown below by contractual or expected maturity periods. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. During 1995, the Company transferred securities from the held-to maturity category to the available-for-sale category, as allowed under the FASB 115 Guide to Implementation. The amortized cost of the transferred securities was $61,193,000 and the related unrealized gain was $2,678,000.

                                                          HELD TO MATURITY                         AVAILABLE-FOR-SALE
                                                       FAIR           AMORTIZED              FAIR        AMORTIZED
           (IN THOUSANDS):                            VALUE             COST                 VALUE          COST
           ----------------------------------------------------------------------------------------------------------
           Due in one year or less                      $ 89,626          $89,098               $7,295         $7,508
           Due after one year through five years         348,066          338,320               69,333         68,149
           Due after five years through ten years        140,543          132,978               94,720         90,961
           Due after ten years                            35,514           33,881               16,951         16,405
           ----------------------------------------------------------------------------------------------------------
           Subtotal                                      613,749          594,277              188,299        183,023
           Collateralized mortgage obligations                                                 604,978        594,517
           ----------------------------------------------------------------------------------------------------------
           Balance at December 31, 1995                 $613,749         $594,277             $793,277       $777,540
           ==========================================================================================================

           Foreign exchange gains and losses due to the translation of foreign currency are combined with net unrealized investment gains and losses in the Stockholders' Equity section of the Balance Sheet. Following is a reconciliation of the "Net unrealized investment and foreign exchange gains (losses) account:

                                                                 CHANGE                        CHANGE
           DECEMBER 31 (IN THOUSANDS):              1995        FOR 1995           1994       FOR 1994      1993
           -----------------------------------------------------------------------------------------------------
           Fixed Maturities Available-for-Sale:
             Gross unrealized gains               $20,185      $19,425              $760        $760
             Gross unrealized losses               (4,448)      38,873           (43,321)    (43,321)
           Equity Securities:
             Gross unrealized gains                17,764       11,782             5,982      (7,545)     $13,527
             Gross unrealized losses               (3,348)       1,230            (4,578)     (2,482)      (2,096)
           -------------------------------------------------------------------------------------------------------
             Subtotal                              30,153       71,310           (41,157)    (52,588)      11,431
             Taxes                                (10,230)     (23,628)           13,398       17,094      (3,696)
             Foreign Exchange Translation         (12,668)      (1,873)          (10,795)     (3,416)      (7,379)
           -------------------------------------------------------------------------------------------------------
                Total                              $7,255      $45,809          $(38,554)   $(38,910)        $356
           =======================================================================================================

          Investments by the Company in investment grade corporate debt securities may be affected by a rating decline subsequent to acquisition. However, the percentage of the portfolio affected by such developments is generally not significant due to the diversification of the aggregate portfolio. The Company has no significant investment concentration of credit risk by issuer, industry or geographic region.

          The Company engages in a limited hedging program. A cross hedge has been established using U.S.Treasury Securities futures contracts to minimize the effects of interest rate fluctuations on a certain portion of the Company's preferred stock portfolio. Realized losses totaling $3.5 million in 1995 resulted from terminated and expired option contracts. These contracts were hedged against preferred stock which generated $1.3 million in realized gains. There were no open futures positions existing at December 31,1995.

         An analysis of net realized gains and losses applicable to investments is as follows:

           FOR THE YEARS ENDED DECEMBER 31 (IN THOUSANDS):                     1995         1994          1993
           ---------------------------------------------------------------------------------------------------
          Fixed Maturities Held-to-Maturity:
             Gross realized gains                                          $       2
             Gross realized losses                                              (168)    $    (234)
          Fixed Maturities Available-for-Sale:
             Gross realized gains                                                712           828
             Gross realized losses                                              (266)         (512)
          Fixed Maturities Trading:
             Gross realized gains                                                218           272
             Gross realized losses                                              (282)       (2,159)
          Fixed Maturities:
             Gross realized gains                                                                      $  4,734
             Gross realized losses                                                                       (3,825)
          Equity Securities:
             Gross realized gains                                              6,734         6,086        5,245
             Gross realized losses                                            (1,653)       (1,783)      (1,257)
          Other Invested Assets:
             Gross realized gains                                              1,285         2,393        2,524
             Gross realized losses                                            (5,861)       (2,212)      (1,967)
          -----------------------------------------------------------------------------------------------------
          Total                                                             $    721      $  2,679     $  5,454
          =====================================================================================================

          The Company disposed of certain held-to-maturity securities due to deteriorating credit or mandatory redemption. The components of investment income for the years ended December 31 are as follows:

          (in thousands):                                                      1995          1994         1993
          ------------------------------------------------------------------------------------------------------
          Interest on fixed maturities                                      $ 83,724      $ 63,347     $ 62,612
          Dividends on preferred stocks                                        3,169         2,365        2,254
          Dividends on common stocks                                           1,509         1,326        2,764
          Interest on mortgage loans                                           1,228         1,293        1,697
          Interest on policy loans                                               475           305          401
          Short-term and other investment income                              14,777        11,085        5,712
          ------------------------------------------------------------------------------------------------------
          Total                                                              104,882        79,721       75,440
          Less: Investment expenses                                           (5,482)       (5,279)      (5,087)
          ------------------------------------------------------------------------------------------------------
          Net investment income                                             $ 99,400      $ 74,442     $ 70,353
          ======================================================================================================

          FAIR VALUES

          The fair value of the Company's financial instruments other than investments and those where fair values approximate carrying value (See Note 2(l)) are as follows:

                                                                 1995                          1994
          (IN THOUSANDS):                                  FAIR       CARRYING        FAIR          CARRYING
                                                           VALUE       AMOUNT         VALUE          AMOUNT
          -------------------------------------------------------------------------------------------------
          Mortgage Loans                                $  12,200    $  11,800      $  13,500      $  13,800
          Notes Payable                                 $ 238,800    $ 236,000      $ 193,700      $ 197,800
          ==================================================================================================

           (4) Policy Liabilities, Unearned Premiums and Liabilities for Losses and Loss Adjustment Expenses

                The composition of the liability at December 31, 1995 and 1994, and related significant assumptions used are as follows.


                                                                           BASES OF ASSUMPTIONS (B)
                                                                       ---------------------------------
LINE OF BUSINESS        LIFE INSURANCE IN      AMOUNT OF FUTURE        INTEREST RATES          MORTALITY
                            FORCE (A)        POLICY BENEFITS (A)         AND METHODS
                          (IN MILLIONS)         (IN THOUSANDS)
---------------------------------------------------------------------------------------------------------
                          1995      1994       1995       1994
---------------------------------------------------------------------------------------------------------
Life:

     Ordinary            $  279    $  328    $ 30,425    $32,074   Rates range from 8%      110% 55-60
                                                                   graded to 4% for most    Select and
                                                                   recent issues and 4%     Ultimate
                                                                   graded to 3% for
                                                                   earliest issues.
     Annuity
           Fixed Premium                       12,241     13,310   Same as above.           Same as above.
           Flexible Premium                    35,243     36,597   Full Account Value.
           Single and Other                    19,248     20,096   Full Account Value
           Paid Up

     Credit              19,601    10,224     109,432     88,930   Unearned premiums
                                                                   based principally on
                                                                   the "Rule of 78's"
                                                                   method.
     Group                8,697     9,451       1,603        184   130%  60 CSG
                                                                   7 1/2% Net Lev.

     Universal Life       2,635     2,175      85,846     70,817   Full Account Value
     All Other              973     1,265       7,048      9,462   2.5%-6% Net Lev.         Various

Accident and Health:

     Group                                      7,939      1,789   Unearned premiums
                                                                   based on the pro rata
                                                                   method.
     Credit                                    98,021     84,117   Unearned premiums
                                                                   based on the average
                                                                   of the pro rata and
                                                                   "Rule of 78's"
                                                                   methods.

     Individual                                50,046     55,237   3%                       105% 1959 ADB
                                                                                            Table
Property:                                     457,969    324,763   Unearned premiums
                                                                   based on pro rata
                                                                   method.
---------------------------------------------------------------------------------------------------------
     Totals - Net        32,185    23,443     915,061    737,376

     Reinsurance Ceded   10,523     8,686     539,056    432,124

     Totals - Gross      42,708    32,129   1,454,117  1,169,500
=========================================================================================================



                (A) Life insurance in force and future policy benefits are stated individually net of reinsurance ceded to other companies. Reinsurance ceded to other companies has been added back to policy liabilities and unearned premiums for balance sheet presentation.

                (B) All withdrawal assumptions are based on the Company's experience.

           PROPERTY AND CASUALTY LOSSES AND LOSS ADJUSTMENT EXPENSES

           The consolidated financial statements include estimated provisions for unpaid losses and loss adjustment expenses (LAE) applicable to the Company's property and casualty insurance subsidiaries. These subsidiaries write principally credit property, unemployment, homeowners, mobilehome physical damage and livestock lines of business throughout the United States, Canada, the Caribbean and the United Kingdom. Such liabilities are established using a combination of case basis estimates and actuarial projections and include provisions for claims incurred but not yet reported as of the balance sheet date.

           Overall claims experience is principally dependent on the frequency and severity of claims as well as trends in litigation and loss cost inflation. With the exception of discontinued lines, the Company writes primarily property coverages which are characterized by relatively short settlement periods and quick development of ultimate losses. Discontinued business includes the Company's participation in excess casualty reinsurance assumed pools. The business is long-tail in nature and losses continue to exceed both Company and industry expectations. Most of these losses result from asbestos-related and environmental pollution claims. Management is unable to make a reasonable estimate of the Company's ultimate liability from these pools due to a general absence of reliable predictive data and of a generally accepted actuarial methodology for these exposures, significant unresolved legal issues including coverage issues, policy definitions and evolving theories and arguments. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties is complex and uncertain. The Company establishes loss reserves on known claims as recommended by the various pool managers and additional reserves to compensate for those claims that have not yet been reported. Losses from its discontinued reinsurance pools included in the accompanying table are $7.3 million, $4.2 million and $3.0 million in 1995, 1994 and 1993, respectively. Reinsurance pool reserves represent approximately 11.4% o the gross liability for property and casualty losses and LAE at December 31, 1995. The Company's estimating and reserving practices are reviewed continuously. Subsequent adjustments to the original estimates are made when determinable and are reflected in current year operations.

           The accompanying tables present an analysis of losses and LAE for the Company's property and casualty domestic subsidiaries. The following table provides a reconciliation of beginning and ending liability balances for 1995, 1994 and 1993.

           Reconciliation of Liability for Losses and Loss Adjustment Expenses for Domestic Property and Casualty Subsidiaries

           (in thousands):                                             1995          1994        1993
             Liability for losses and LAE at beginning
               of year (net)                                       $137,978      $119,491      $96,077
             Beginning liability of subsidiaries purchased
               during 1993                                                                      10,282
             ------------------------------------------------------------------------------------------
             Losses and LAE incurred related to:
             Current year                                           269,623       235,857      182,129
             Prior years                                                332         2,612       10,905
             ------------------------------------------------------------------------------------------
             Total incurred                                         269,955       238,469      193,034
             ------------------------------------------------------------------------------------------
             Losses and LAE paid related to:
             Current year                                          (173,937)     (154,498)    (107,779)
             Prior years                                            (71,654)      (65,484)     (72,123)
             ------------------------------------------------------------------------------------------
             Total paid                                            (245,591)     (219,982)    (179,902)
             ------------------------------------------------------------------------------------------
             Liability for losses and LAE at end of year (net)      162,342       137,978      119,491
             Reinsurance receivable for unpaid losses                75,439        50,063       41,279
             Liability for losses and LAE at end of year (gross)   $237,781      $188,041     $160,770
             ==========================================================================================

           Accident and health net claim liabilities reported in the Company's life subsidiaries were $57,049,000, $55,875,000 and $57,789,000 at
           December 31, 1995, 1994 and 1993, respectively. There was no significant development during the past three years.

           (5)  Reinsurance

                The Company's insurance subsidiaries follow the policy of reinsuring risk in excess of $250,000 under an ordinary life policy, $150,000 on a group life policy, and $500,000 under a property policy. In addition, aggregate excess of loss coverage is obtained for the Company's property and casualty business as protection against catastrophic losses. Ceded claim and policy liabilities are recorded as assets on the balance sheet under the caption Reinsurance Receivable. The Company's insurance subsidiaries are liable for these amounts in the event reinsurers are unable to pay their portion of the claims. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities or economic attributes of the reinsurers to lessen its exposure to significant losses from reinsurer insolvencies. Reinsurance ceded incurred losses for 1995 and 1994 were $268,820,000 and $203,667,000, respectively.
                Liabilities for ceded claim reserves and recoverables on paid losses at December 31, 1995 and 1994 are shown below.

            At December 31 (in thousands):                                1995         1994
            ---------------------------------------------------------------------------------
            Ceded Claim Liabilities:
              Life and health business                                   $51,169      $45,393
              Property and casualty business                             $80,215      $50,216
            ---------------------------------------------------------------------------------

            Reinsurance Recoverable on Paid Losses:
              Life and health business                                   $12,784      $10,254
              Property and casualty business                             $16,435      $16,612
            ---------------------------------------------------------------------------------


         The effect of reinsurance on premiums written and earned for the years ended December 31 is as follows:

                                                            1995                  1994                 1993
         (IN THOUSANDS):                            WRITTEN     EARNED     WRITTEN     EARNED    WRITTEN     EARNED
         -----------------------------------------------------------------------------------------------------------
            Life and Health:
              Direct premiums                      $653,256    $562,360    $499,140    $495,066  $410,816   $420,587
              Assumed premiums                      $49,209     $57,058     $42,998     $41,146   $39,365    $39,591
              Ceded premiums                       $277,893    $242,311    $188,568    $176,112  $168,862   $155,035
            --------------------------------------------------------------------------------------------------------

            Property and Casualty:
              Direct premiums                    $1,474,399  $1,309,557  $1,136,660  $1,060,463  $909,776   $791,663
              Assumed premiums                     $109,709     $79,158     $82,276     $79,450   $67,278    $82,234
              Ceded premiums                       $601,123    $525,109    $482,525    $405,696  $353,132   $297,046
            --------------------------------------------------------------------------------------------------------

           (6)  Income Taxes

                Prior to 1984, ABLAC was taxed at regular corporate rates in accordance with the Life Insurance Company Income Tax Act of 1959, whereby a portion of its statutory income was not subject to current income taxation, but was accumulated in an account designated "policyholders' surplus." The aggregate balance in this account ($17,000,000, at December 31, 1995) would be taxed at applicable current rates only if distributed to stockholders or if the account exceeded a prescribed maximum. The Deficit Reduction Act of 1984 eliminated additions to the account for 1984 and thereafter. ABLAC does not anticipate any transactions that would cause any part of this amount to become taxable. Deferred taxes in the amount of $5,950,000 have not been provided since the Company does not anticipate any transactions that would cause any part of the account balance to become taxable. As of December 31, 1995, ABLAC has a shareholders' surplus account balance (on a tax basis) of approximately $105,800,000 from which it could pay dividends to stockholders without incurring any federal income tax liability, subject to regulatory requirements and the availability of funds. The other life insurance subsidiaries do not have policyholders' surplus account balances.

                Under current Internal Revenue Code provisions, the life insurance subsidiaries are taxed under a single-phase structure incorporating tax rules comparable to other corporate taxpayers. The life insurance subsidiaries are included in the Company's consolidated tax return.

                ABIG and all other subsidiaries are taxed at regular corporate rates applied to taxable income as determined in accordance with the Internal Revenue Code.

           Pre-tax income is derived from the following sources:

         (in thousands):                                                           1995        1994        1993
         -------------------------------------------------------------------------------------------------------
            Domestic (including U.S. possessions)                              $107,772      $78,459     $74,939
            Foreign                                                              (3,577)       1,357         741
            ----------------------------------------------------------------------------------------------------
              Total                                                            $104,195      $79,816     $75,680
            ====================================================================================================


          Pre-tax income from foreign sources excludes the results of Canadian branches of domestic companies.

          Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method as required by FASB Statement 109 - Accounting for Income Taxes. The cumulative effect of adopting FASB Statement 109 as of January 1, 1993, was to decrease net income for the year by $1,005,000.

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset at December 31, 1994 is included under the caption "Other Assets." Significant components of the Company's net deferred tax liabilities and assets are as follows:

          At December 31, (in thousands):                                    1995             1994
          ----------------------------------------------------------------------------------------
         Deferred tax liabilities:
            Deferred policy acquisition costs                              $87,519         $72,021
            Net unrealized investment gains                                 10,230
            Depreciation and amortization                                    5,442           5,725
            Prepaid pension costs                                              913           1,774
            Others - net                                                     5,298           2,280
            --------------------------------------------------------------------------------------
            Total deferred tax liabilities                                 109,402          81,800
            --------------------------------------------------------------------------------------

         Deferred tax assets:
            Insurance policy liabilities                                   (53,138)        (44,716)
            Difference between book and tax bases of investments            (5,195)         (5,316)
            Accrued expenses and other amounts not currently
              deductible for tax purposes                                  (15,583)        (14,496)
            Net unrealized investment losses                                               (13,398)
            Others - net                                                    (5,937)         (4,960)
            ---------------------------------------------------------------------------------------
            Total deferred tax assets                                      (79,853)        (82,886)
            ---------------------------------------------------------------------------------------

            Net deferred tax liability (asset)                             $29,549         $(1,086)
            =======================================================================================

         Significant components of the provision for income taxes attributable to continuing operations are as follows:

         For the Years ended December 31 (in thousands):            1995           1994              1993
         ------------------------------------------------------------------------------------------------
         Current:
            Federal                                              $19,608           $12,480         $19,508
            Foreign                                                5,597             2,350           4,912
            -----------------------------------------------------------------------------------------------
            Total current                                         25,205            14,830          24,420
            -----------------------------------------------------------------------------------------------

         Deferred:
            Federal                                                6,773             7,901          (1,276)
            Foreign                                                  (43)              541            (764)
            -----------------------------------------------------------------------------------------------
            Total deferred                                         6,730             8,442          (2,040)
            -----------------------------------------------------------------------------------------------

            Total provision for income taxes                     $31,935           $23,272         $22,380
            ===============================================================================================

         The provision for foreign taxes includes amounts attributable to income from U.S. possessions which are considered foreign under U.S. tax laws.

         Total income tax expense (benefit) varies from amounts computed by applying current federal income tax rates to income before income taxes. The reasons for these differences and the approximate tax effects thereon for each year ended December 31 are as follows:

                                                                       1995             1994             1993
         -----------------------------------------------------------------------------------------------------
         Statutory tax rate                                            35.0%            35.0%            35.0%
         Rate differential - U.S. possessions                          (3.4)            (1.1)            (1.3)
         Tax exempt investment income and dividends                    (2.4)            (2.6)            (2.2)
         Tax settlement, refunds and other taxes                       ( .4)            ( .8)             (.6)
         Tax credits, other - net                                       1.9             (1.3)            (1.3)
         -----------------------------------------------------------------------------------------------------

            Effective tax rate                                         30.7%            29.2%            29.6%
         =====================================================================================================

          Deferred income taxes (benefits) of $10,230,000, ($13,398,000) and $3,695,000 in 1995, 1994 and 1993, respectively, have been provided on net unrealized investment gains (losses).

          The Company intends to indefinitely reinvest the undistributed earnings of its wholly owned foreign subsidiaries. The cumulative amount of undistributed earnings for which the Company has not provided deferred income taxes is approximately $45,048,000 as of December 31, 1995. Upon distribution of such earnings in a taxable transaction, the Company would incur additional U.S. income taxes in the amount of approximately $8,881,000 net of anticipated foreign tax credits.

          The Company made federal income tax payments (net of refunds) of $13,448,000, $16,550,000 and $20,450,000 for the years 1995, 1994 and
          1993, respectively. The Company has a consolidated net capital loss carryforward of $2,471,000 for tax purposes expiring in 1998.

     (7)  Notes Payable

          Following is a summary of outstanding debt at December 31:

         (in thousands):                                                             1995                  1994
         -------------------------------------------------------------------------------------------------------
         Short-term credit facility                                                $87,000               $92,000
         $200,000,000 medium-term note program                                     125,000                75,000
         10.2% promissory notes due September 12, 1998,
           annual prepayments of $4.6 million commenced September 12, 1995.
           Interest is payable quarterly.                                           13,800                18,400
         Note payable guaranteed by the Company for LESOP. (See Note 9.)             6,375                 8,500
         Convertible debenture bonds due to officers on May 24, 1999
           (convertible into 150,000 shares of the Company's Common Stock).
           Interest is payable quarterly at 1% above prime.                          3,723                 3,723
         Other notes payable.                                                           83                   166
         -------------------------------------------------------------------------------------------------------

         Total                                                                    $235,981              $197,789
         =======================================================================================================


         On December 1, 1995, the Company replaced its short-term credit facility with a $250,000,000 five year competitive advance and revolving credit agreement with a group of banks. The agreement features a revolving line of credit, commercial paper and/or bid loan facilities. Interest rates vary according to the credit instrument exercised and the market rates then prevailing. Quarterly fees payable under this credit facility are: (a) fees payable to each lender, based upon the Company's Moody's and Standard & Poor's ratings at every quarter end; (b) utilization fees; and (c) administrative fee. The fees incurred in 1995 were $1,482,000 for these facilities. Fees were $906,000 and $1,355,000 for 1994 and 1993 respectively. The credit agreement contains various covenants pertaining to minimum stockholders equity, maximum funded debt ratio and insurance statutory surplus and other ratios.

         On April 11, 1994, the Company filed with the Securities and Exchange Commission a shelf registration statement for $200,000,000 medium-term notes which provides for maturities ranging from nine months to thirty years. Under this shelf registration, the Company issued a $75,000,000 fixed rate note in May 1994 at 7.6% that is due May 1999 and interest is payable semi-annually. In addition, the Company issued a five year $50,000,000 floating rate note in April 1995. Interest is payable and the rate is established on a quarterly basis. At December 31, 1995, the interest rate was 6.5875%.

         Interest paid was $14,328,000 in 1995, $10,719,000 in 1994 and
         $8,748,000 in 1993.

         An interest rate swap agreement which expired in June 1994 increased interest expense by $608,000 in 1994 and $1,405,000 in 1993.

         The following information is furnished with respect to the Company's short-term borrowings (commercial paper and revolving line of credit):

         At December 31 (in thousands):                                              1995                  1994
         -------------------------------------------------------------------------------------------------------
         Amount outstanding                                                        $87,000               $92,000
         Weighted average interest rate on outstanding debt                          6.15%                 6.26%
         -------------------------------------------------------------------------------------------------------
         For the year ended December 31 (in thousands):                              1995                  1994
         -------------------------------------------------------------------------------------------------------
         Average amount outstanding                                                $83,417              $102,917
         Maximum amount outstanding                                                $97,000              $133,000
         Average interest rate                                                       6.23%                 4.30%
         -------------------------------------------------------------------------------------------------------

          (8)  Common Stock and Other Stockholders' Equity

               The Company has authorized 3,500,000 shares of no par preferred stock. At December 31, 1995, no shares had been issued.

               On February 24, 1988, the Board of Directors adopted a "Rights Plan" (amended November 14, 1990) creating certain rights which attach to and trade with each share of common stock outstanding on or after March 11, 1988. Upon the acquisition of, or the announcement of a tender offer for, specified amounts of the Company's common stock, the rights will separate from the common stock, at which time holders of the rights will be entitled to purchase units of the Company's Series A Participating Preferred Stock. Thereafter, under certain circumstances (including acquisitions of specified amounts of the Company's common stock, mergers involving the Company, and certain self-dealing transactions by an acquisitor), holders of the rights will be entitled to purchase common stock (or other property) of the Company (or of the acquiring entity) at prescribed levels. The rights are redeemable at the Company s option and expire on March 10, 1998.

               Stock insurance companies are subject to various states insurance laws and regulations whereby amounts available for dividends are restricted. Net consolidated assets restricted as to distribution to the Company are $444,800,000. The maximum statutory allowed dividends in 1996 are $68,200,000.

               A summary of statutory financial information for the domestic insurance companies is presented below:

          For the Years ended December 31 (in thousands)                    1995             1994             1993
          ---------------------------------------------------------------------------------------------------------
            Statutory Net Income (including net realized capital
              gains/losses)

               Life insurance subsidiaries                                $21,000          $15,700           $29,300
               Property and casualty insurance subsidiaries               $29,400          $40,400           $31,200
            ========================================================================================================
         At December 31 (in thousands)                                             1995                1994
         ----------------------------------------------------------------------------------------------------------
            Statutory Capital and Surplus

               Life insurance subsidiaries                                     $188,900            $174,100
               Property and casualty insurance subsidiaries                    $271,500            $224,900
            =======================================================================================================

           Statutory capital and surplus at December 31, 1995, included $34,730,000 for life insurance subsidiaries of undistributed earnings from downstream insurance subsidiaries, which are also included in the surplus of the parent insurance companies.


           Statutory Permitted Practices

           The Company's insurance subsidiaries prepare their statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the insurance department of their state of domicile. Prescribed statutory accounting practices include state laws, regulations and general administrative rules as well as a variety of publications of the National Association of Insurance Commissioners (NAIC). Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state and may change in the future. The NAIC has a project to codify statutory accounting practices, the result of which is expected to constitute the only source of prescribed statutory accounting practices. The codification, when completed, will likely change the definitions of what comprises prescribed as opposed to permitted statutory accounting practices, and may result in changes to the accounting policies that insurance companies use to prepare their statutory financial statements.

           (9)  Compensation and Other Plans

                Stock Option Plans

                Senior Management Plan

                On May 25, 1994, stockholders approved the adoption of the 1994 Senior Management Stock Option Plan (Senior Plan). Under the terms of the Senior Plan, certain key employees may be granted options at prices equivalent to the fair market value of ABIG's common stock on the grant date. Each option further entitles the employee to be awarded two additional shares of restricted common stock. Options are not exercisable before the six-month anniversary nor after the third anniversary from the date of grant. During a three-year vesting period, the restricted shares are subject to forfeiture in the event the related primary shares are disposed, or if employment with the Company is terminated except by death, disability or retirement. Dividends and voting rights on the restricted shares remain with the employee during the vesting period. Full vesting occurs on the third anniversary after the date the options are exercised. Grants may be made under this plan until February 18, 2004.

                Non-Employee Directors' Stock Option Plan

                On May 25, 1994, stockholders approved the adoption of the 1994 Non-Employee Directors' Stock Option Plan (Director's Plan). Under the terms of the plan, each non-employee director will receive 1,000 options annually at prices equivalent to the fair market value of ABIG's common stock on the grant date. Options granted are not exercisable before the six-month anniversary nor after the fifth anniversary from the date of the grant. As of December 31, 1995 there were 50,000 shares authorized, 26,000 issued and 2,000 were exercised. Grants may be made under this plan until March 24, 2004.

                Award and Incentive Plans

                On May 22, 1991, stockholders approved two stock option plans:
                (1) 1991 Stock Option/Restricted Stock Award Plan (Award Plan) and (2) 1991 Stock Incentive Compensation Plan (Incentive
                Plan). Under the terms of the Award Plan, certain key employees may be granted options at prices equivalent to the fair market value of ABIG's common stock on the grant date. Each option further entitles the employee to be awarded three additional shares of restricted common stock. Options are not exercisable before the six-month anniversary nor after the third annual anniversary from the date of grant. During the vesting period, the restricted shares are subject to forfeiture in the event the related primary shares are disposed, or if employment with the Company's terminated except by death, disability or retirement. Dividends and voting rights on the restricted shares remain with the employee during the vesting period.
                Full vesting occurs on the fifth annual anniversary after the date the options are exercised. The Company amended the Plan's vesting period provision, originally five years, to allow certain restricted shareholders to elect an additional one, two or three year vesting period for their shares. In 1994, the stockholders approved the Senior Management Stock Option Plan, and as a result, no new grants will be made under the Award Plan.

                Under the terms of the Incentive Plan, certain other management employees may be granted options at prices equivalent to fifty percent of the fair market value of the Company's common stock on the grant date. Shares obtained by exercise are subject to restrictions. Non-vested shares are subject to forfeiture if employment is terminated except by death, disability or retirement. Vesting occurs ratably over a five-year period. Grants may be made under the Incentive Plan until November 14, 2000.

           A summary of the status and activity for options and shares granted and exercised under the Plans at December 31, 1995, is as follows:

                                                        AWARD/SENIOR PLAN                     INCENTIVE PLAN
                                                  AUTHORIZED GRANTED  EXERCISED     AUTHORIZED  GRANTED  EXERCISED
     -------------------------------------------------------------------------------------------------------------
         As of December 31, 1992                   109,000    76,800   414,200        242,041             47,545
         1993
         Grants                                    (33,000)   33,000                  (25,150)   25,150
         Exercises (principally $18.13 Award Plan
           and $13.25 Incentive Plan)                        (66,400)   66,400                  (16,300)  16,300
         Forfeitures/Reacquisitions                 10,122             (10,122)         3,380             (3,380)
         Lapses                                      5,000    (5,000)                   8,850    (8,850)

         1994
         Authorized Grants                         608,878
         Grants                                    (89,500)   89,500                  (75,100)   75,100
         Exercises (Award Plan $14.63 - $23.13,
           Senior Plan $22.13, and
           principally $11.06 Incentive Plan)                (49,400)   49,400                  (51,100)  51,100
         Forfeitures/Reacquisitions                 56,400             (56,400)         4,360             (4,360)
         Lapses                                      3,900    (3,900)                  24,000   (24,000)

         1995
         Grants                                    (74,400)   74,400                  (65,500)   65,500
         Exercises (Award Plan $18.13 - $26.50,
           Senior Plan $23.13 - $30.25, and
           $15.13 - $17.00 Incentive Plan)                   (66,500)   66,500                  (41,200)  41,200
         Forfeitures/Reacquisitions                  7,500              (7,500)         5,390             (5,390)
         Lapses                                     19,500   (19,500)                  24,300   (24,300)
         --------------------------------------------------------------------------------------------------------

         Authorized - Remaining at December 31     623,400                            146,571
         ========================================================================================================
         Grants Outstanding
           (ranging from $22.13 to $30.25)                    63,000
         ========================================================================================================
         Exercised -Net                                                 522,478                          143,015
         ========================================================================================================


          Shares issued under the plans are recorded at fair market value at the effective date of the grant. The unamortized difference ($3,620,000 as of December 31, 1995, and $3,204,000 as of December
          31, 1994) between the fair market value and option price on shares which are restricted is reported as part of stockholders' equity. Amortization of the restricted stock is recorded as compensation expense ratably over the vesting period ($1,407,000 in 1995, $965,000 in 1994 and $1,110,000 in 1993). Furthermore, any difference between the fair market value and the option price on the unrestricted shares in the Award Plan and Senior Plan is recorded as compensation expense. Forfeitures are included as credits in the income statement during the period in which the forfeiting event occurs.

          ESODAP

          The Executive Stock Option/Dividend Accrual Plan (ESODAP) authorizes stock options for key management employees of the Company. As of December 31, 1995, options representing 710,414 shares had been issued under the plan, of which 211,052 had been exercised and 65,938 had been terminated. A key feature of the plan is the Dividend Accrual Account which allows for the crediting of dividends in order to assist the executive in the exercise of the options. The Company discontinued making grants under this plan effective with the approval and adoption of the 1991 Incentive and Award plans.

          Other Plans

          KEDP

          Under the 1994 Key Executive Debenture Plan (KEDP), the Board may select certain Company officers to be eligible to purchase convertible debentures. As of December 31, 1995, two debentures in the aggregate amount of $3.7 million had been issued which are convertible into all the 150,000 shares as currently reserved under the plan.

          LESOP

          The Leveraged Employee Stock Ownership Plan (LESOP) through its trust was funded by a loan from a bank which was collateralized with newly issued shares of the Company's stock purchased by the LESOP at market price.

          Although the debt is not a direct obligation of the Company, it is nevertheless reported as part of the Company's debt with an offsetting balance reflected as a reduction of stockholders' equity. As contributions to the LESOP are made by the Company, the debt is repaid to the bank by the LESOP and the balances on the Company's balance sheet are reduced accordingly. The Company has guaranteed the Trust's loan obligation. It intends to make contributions to the LESOP in amounts sufficient to enable the Trust to repay the loan on a quarterly basis over ten years, including interest equal to 6%. The shares held by the bank as collateral are released proportionately as loan repayments are made. Upon such release, the shares are available for allocation to employees based upon years of service. Employees are entitled to vote the shares allocated to them. Unallocated shares are voted by the LESOP's Trustee.

          At December 31, 1995 and 1994, the loan balance was $6.4 million and $8.5 million respectively. The interest portion of the LESOP pension expense was $.6 million in 1995 and in 1994, and $.7 million in 1993.

          As a result of the promulgation of Statement of Position (SOP) 93-6 - Employers' Accounting for Employee Stock Ownership Plans - by the American Institute of Certified Public Accountants in late 1993, new reporting rules became effective in 1994. These changes are mandated for shares acquired in 1993 and later, and are optional for previously acquired shares. The Company has no shares subject to the mandated provisions and, as permitted by the SOP, is not electing to change its accounting for previously acquired shares. The following disclosures are made to supplement previously disclosed plan information:

          - Dividends paid on all shares held by the LESOP are used to service the existing debt of the LESOP.

          - Compensation expense for the years ended December 31, 1995, 1994 and 1993 was $1,430,000, $1,480,000 and $1,660,000, respectively.
             The compensation expense represents the Company's contributions to the LESOP necessary to meet its periodic debt service, after applying dividend payments received on the shares held by the LESOP. All dividends paid on such shares retain their character as distributions made from the Company's retained earnings.

          - All shares held by the LESOP are treated as issued and outstanding and, accordingly, are included in the Company's earnings per share calculations.

          - Shares held by the LESOP as of December 31, 1995 include the following:

                      Allocated                                1,065,515
                      Allocated in 1995                          171,716
                      Suspense shares                            515,156
                      Distribution                                   (72)
                                                            -------------
                      Total                                    1,752,315
                                                               ==========

           Directors' Deferred Compensation Plan

           The 1994 Amended and Restated Directors' Deferred Compensation Plan (Deferred Plan) allows the directors to defer their fees in cash or in common stock equivalents. The fees that are deferred in common stock equivalents will accumulate and earn interest from the time the fees are deferred until the last day of each quarter when they are converted to common stock equivalents. Upon termination from the board, the director will receive, as elected, either cash or actual shares of the Company's common stock. The Deferred Plan provides for the issuance of up to 100,000 shares of the Company's common stock. At December 31, 1995 there were 68,133 shares allocated under this plan.


           (10) Pension Plan

                The Company has a non-contributory pension plan covering substantially all of its domestic employees. Benefits under the Plan are based on years of service and compensation levels near retirement. The Company's funding policy is to contribute amounts that meet minimum funding requirements but which do not exceed the maximum funding limits as currently determined under applicable tax regulations. The Plan previously reached the full funding limitation and, accordingly, no contributions were made.

           The pension plan expense included the following components for the years ended December 31:

           (in thousands):                                               1995            1994            1993
           ----------------------------------------------------------------------------------------------------
              Service cost                                              $1,903          $2,534          $1,917
              Interest cost                                              1,988           1,924           1,659
              Actual return on plan assets                              (9,228)          1,354          (3,701)
              Net amortization and deferral                              6,862          (3,426)            571
              -------------------------------------------------------------------------------------------------
              Pension plan expense                                      $1,525          $2,386            $446
              =================================================================================================

           The following sets forth the funded status of the Plan and the amount of prepaid pension cost included in the Company's balance sheet at December 31:

           (in thousands)                                                        1995             1994
           ---------------------------------------------------------------------------------------------
           Actuarial present value of benefit obligations:
              A.  Vested benefit obligation                                   $(24,119)        $(17,847)
                                                                              ==========================
              B.  Accumulated benefit obligation                              $(27,648)        $(18,169)
                                                                              ==========================
              C.  Projected benefit obligation                                $(38,777)        $(27,114)

           Plan assets at fair value, primarily listed stocks and bonds         37,747           28,983
                                                                               ------------------------
           (Deficit) excess of Plan assets over projected benefit obligation    (1,030)           1,869
           Unrecognized net loss from past experience different from
             that assumed                                                        4,884            3,552
           Prior service cost not yet recognized in net periodic pension costs    (249)            (291)
                                                                                -----------------------
           Prepaid pension cost included in other assets                        $3,605           $5,130
                                                                               =======================


           Assumptions used were as follows:                                       1995             1994
                                                                                   ---------------------
              Plan discount rate for benefit obligation                            6.5%               8%
              Rate of increase in compensation                                       6%               6%
              Expected long-term rate of return on assets                            9%               9%

           The Board of Directors previously approved a non-qualified supplemental benefit plan. This unfunded deferred compensation plan is intended to provide pension benefits which would otherwise be provided under the benefit accrual formula applicable to all employees in the Company's qualified Plan, but which are in excess of an annual amount permitted under current tax regulations. Expense ($.1 million in 1995, $.3 million in 1994 and $.9 million in 1993) is being recognized over the remaining service period for the officers presently covered.

           (11) Commitments and Contingencies

                A summary of the approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 1995, is as follows:

           For the Years ending December 31 (in thousands): REAL PROPERTY      EQUIPMENT           TOTAL
           ---------------------------------------------------------------------------------------------
                 1996                                           $2,032           $4,288           $6,320
                 1997                                            1,963            4,123            6,086
                 1998                                            1,370            1,167            2,537
                 1999                                            1,013              265            1,278
                 2000                                              454               54              508
                 ---------------------------------------------------------------------------------------

                                                                $6,832           $9,897          $16,729
                 =======================================================================================

           Total rental expense for the years ended December 31, 1995, 1994 and 1993 was $7,661,000, $5,716,000 and $6,233,000 respectively.

           Financial Instruments with Off-balance-sheet Risk

           The Company has issued insurance contracts which constitute financial instruments with off-balance-sheet risk. These financial guarantee contracts extend credit insurance coverage to installment contracts originated by mobilehome dealers and lenders pursuant to retail sales of mobilehomes (credit bond insurance). The coverage extends for the duration of the loan, generally 12-15 years. The Company discontinued accepting any additional credit bond business in 1986. These financial instruments entail elements of credit risk in excess of the amount recognized in the financial statements.

           The Company's exposure to credit loss in the event of non-performance by the debtor under the financial guarantee is represented by the unamortized contract balance at the time of default. The Company currently has coverage outstanding on approximately 2,100 individual loans. Based on historical information, between 10% and 15% of the loans are expected to default during their existence. Losses could range from $2,000,000 to $3,000,000 but are expected to be matched by related insurance premiums collected during the same period.

           There are no cash requirements related to these instruments unless the mobilehome owner defaults on the loan, at which time the Company will be liable for the unamortized loan balance.

           Contingencies

           During 1995, the Company completed a settlement with the Federal Deposit Insurance Corporation (FDIC) of the only remaining lawsuit against the Company relating to its relationship with a former credit bond client. This settlement included the entry of orders by the Court dismissing all claims between the Company and the FDIC with prejudice. The settlement, net of previously established reserves, resulted in a charge of $5.8 million. Effective with this settlement, the Company concluded all litigation ever initiated against it in connection with its discontinued credit bond insurance business.

           The Company and certain of its insurance subsidiaries are presently parties to a number of individual consumer and class action lawsuits pending in Alabama involving premium, rate and policy coverage issues. As has been widely reported in the news media, the insurance and finance industries have been targeted in Alabama by plaintiffs' lawyers who enjoy a favorable judicial climate. The Company typically has been named as a co-defendant with one or several retail or finance companies who have sold the Company's product to a consumer. A number of other credit insurers are named as co-defendants in many of the suits.

           Although these lawsuits generally involve relatively small amounts of actual or compensatory damages, they typically assert claims requesting substantial punitive awards. The Company denies any wrongdoing in any of these suits and believes that it has not engaged in any conduct that would warrant an award of punitive damages. The Company has been advised by legal counsel that it has meritorious defenses to all claims being asserted against it.

           While no one case is necessarily significant in terms of financial risk to the Company, the judicial climate in Alabama is such that the outcome of these cases is extremely unpredictable. Without admitting any wrongdoing, the Company has settled a number of these suits, but there are still a significant number of cases pending, and it is expected that more suits alleging essentially the same causes of action are likely to continue to be filed during 1996. The Company intends to continue to defend itself vigorously against all such suits and believes, based on information currently available, that any liabilities that could result are not expected to have a material effect on the Company's financial position.

           The Company is involved with a number of cases in the ordinary course of business relating to insurance matters or, more infrequently, certain corporate matters. Generally, the Company's liability is limited to specific amounts relating to insurance or policy coverage for which provision has been made in the financial statements. Other cases involve general corporate matters which generally do not represent significant contingencies for the Company.

           (12) Segment Information

           Industry Segments (in thousands):                       1995              1994           1993
           ------------------------------------------------------------------------------------------------
              Net premiums earned:
                 Life                                            $377,108          $360,100        $305,143
                 Property and Casualty                            863,605           734,217         576,851
              ---------------------------------------------------------------------------------------------
              Total                                            $1,240,713        $1,094,317        $881,994
              =============================================================================================

              Income before interest and income taxes:
                 Life                                             $44,731           $32,020         $28,164
                 Property and Casualty                             87,357            66,693          58,692
                 Other                                            (12,314)           (7,729)         (3,067)
              ---------------------------------------------------------------------------------------------
                 Subtotal                                         119,774            90,984          83,789
              Interest expense                                    (15,579)          (11,168)         (8,109)
              ---------------------------------------------------------------------------------------------
              Total                                              $104,195           $79,816         $75,680
              =============================================================================================

              Identifiable assets:
                 Life                                          $1,333,076        $1,023,634      $1,034,959
                 Property and Casualty                          1,602,160         1,347,262       1,072,723
                 Other                                             52,498            61,603          52,793
              ---------------------------------------------------------------------------------------------
              Total                                            $2,987,734        $2,432,499      $2,160,475
              =============================================================================================

              Summarized data for the Company's foreign operations (principally in Canada and the United Kingdom) and domestic operations are as follows:

           Geographic Segments

           For the Years ended December 31 (in thousands):           1995              1994            1993
           ------------------------------------------------------------------------------------------------
              Net premiums earned:
                 Domestic (including U.S. possessions)         $1,190,084        $1,048,603        $850,559
                 Foreign                                           50,629            45,714          31,435
              ---------------------------------------------------------------------------------------------
              Total                                            $1,240,713        $1,094,317        $881,994
              =============================================================================================

              Income before income taxes:
                 Domestic (including U.S. possessions)           $100,616           $76,305         $74,835
                 Foreign                                            3,579             3,511             845
              ---------------------------------------------------------------------------------------------
              Total                                              $104,195           $79,816         $75,680
              =============================================================================================

              Identifiable assets:
                 Domestic (including U.S. possessions)         $2,871,773        $2,326,076      $2,072,938
                 Foreign                                          115,961           106,423          87,537
              ---------------------------------------------------------------------------------------------
              Total                                            $2,987,734        $2,432,499      $2,160,475
              =============================================================================================

           The Company distributes its products through eight markets or distribution channels involving over one thousand clients. Its business is generally not concentrated, and no single customer accounted for 10% or more of the Company's consolidated revenue in 1995.

           (13)  Quarterly Financial Information (Unaudited)

           Quarterly financial information for the years ended December 31, 1995 and 1994, is presented below:

           (in thousands except per common share data):
                                                                      FIRST     SECOND       THIRD      FOURTH
           1995                                                      QUARTER    QUARTER     QUARTER     QUARTER
           ----------------------------------------------------------------------------------------------------
              Total revenues                                         $309,775   $326,207    $357,245   $367,621
              Total benefits and expenses                            $288,143   $303,791    $332,158   $332,561
              Net income                                              $14,871    $16,048     $18,684    $22,657
              Net income per common share - primary                      $.72       $.77        $.90      $1.09
              -------------------------------------------------------------------------------------------------
           1994
           ----------------------------------------------------------------------------------------------------
              Total revenues                                         $284,304   $298,079    $302,367   $302,085
              Total benefits and expenses                            $271,883   $277,635    $284,430   $273,071
              Net income                                               $9,179    $14,150     $12,639    $20,576
              Net income per common share - primary                      $.45       $.68        $.61      $1.00
              -------------------------------------------------------------------------------------------------

           The sum of the quarterly earnings per share amounts may not equal the comparable amounts for the full year because the computations are done independently.

     Schedule I

                     AMERICAN BANKERS INSURANCE GROUP, INC.
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 1995
                                 (IN THOUSANDS)



     Information on Summary of Investments - Other Than Investments in Related Parties is included on page 11 in Part I Item 1 c. of this report, and in
     Note 3 on page 45 in Part II Item 8 of this report, with the exception of the Information on Equity Securities which is included below.



                                                                                                     AMOUNT
                                                                                                    AT WHICH
                                                                               MARKET             SHOWN IN THE
                                                           COST                VALUE             BALANCE SHEET
                                                           ----                -----             -------------
     Equity Securities:

          Common Stocks:

             Public Utilities                           $      770           $      732            $      732

             Banks, Trust and
             Insurance Companies                             4,914                6,303                 6,303

             Industrial, Miscellaneous
             and All Other                                  54,902               66,881                66,881

          Non-Redeemable
          Preferred Stock                                   38,026               39,112                39,112
                                                        ----------           ----------            ----------


     Total Equity Securities                            $   98,612           $  113,028            $  113,028
                                                        ==========           ==========            ==========

     Schedule II

                AMERICAN BANKERS INSURANCE GROUP, INC. (PARENT)
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                                AT DECEMBER 31,
                                 (IN THOUSANDS)



                                                                           1995                   1994
                                                                           ----                   ----
     Assets
     ------

       Investments in subsidiaries*                                    $  730,501               $  582,224
       Amounts due from subsidiaries*                                      19,988                   11,655
       Other investments                                                    2,613                    3,112
       Cash                                                                   459                      697
       Other                                                                9,310                   12,531
                                                                       ----------               ----------
         Total assets                                                  $  762,871               $  610,219
                                                                       ==========               ==========


     Liabilities and Stockholders' Equity
     ------------------------------------

       Short-term debt                                                 $   87,000               $   92,000
       Long-term debt                                                     148,981                  105,789
       Accrued expenses and other liabilities                              13,893                    6,555
                                                                       ----------               ----------
          Total liabilities                                               249,874                  204,344
                                                                       ----------               ----------

     Stockholders' Equity
     --------------------

       Common stock                                                        20,384                   20,244
       Additional paid-in capital                                         215,121                  212,139
       Net unrealized investment and foreign
         exchange gains (losses)                                            7,255                  (38,554)
       Retained earnings                                                  282,748                  225,374
       Treasury stock, at cost                                             (2,516)                  (1,623)
       Unamortized restricted stock                                        (3,620)                  (3,205)
       Collaterization of loan to Leveraged Employee
       Stock Ownership Plan                                                (6,375)                  (8,500)
                                                                       ----------               ----------
          Total stockholders' equity                                      512,997                  405,875
                                                                       ----------               ----------
          Total liabilities and stockholders' equity                   $  762,871               $  610,219
                                                                       ==========               ==========




     *Eliminated in consolidated financial statements.

     See accompanying note to condensed financial statements.

     Schedule II

                AMERICAN BANKERS INSURANCE GROUP, INC. (PARENT)
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)


                                                                    1995           1994            1993
                                                                    ----           ----            ----
     Revenues:
     ---------
       Net investment income                                    $    2,744      $    2,547      $     624
       Net realized investment (losses) gains                         (194)            891            106
       Dividends from subsidiaries*                                  8,775          22,539         24,312
                                                                ----------      ----------      ---------
          Total revenues                                            11,325          25,977         25,042
                                                                ----------      ----------      ---------


     Expenses:
     ---------
       Credit bond losses and expenses                                   6           3,455           (143)
       Operating expenses                                           13,208           6,723          3,537
       Interest                                                     15,565          11,158          8,112
                                                                ----------      ----------      ---------
          Total expenses                                            28,779          21,336         11,506
                                                                ----------      ----------      ---------


     (Loss) income before income taxes and
       equity in undistributed income of subsidiaries              (17,454)          4,641         13,536



     Income tax (benefit) expense:
     -----------------------------

       Current                                                      (8,853)         (7,235)        (3,785)
       Deferred                                                         27           1,178         (5,066)
                                                                ----------      ----------      ---------
                                                                    (8,826)         (6,057)        (8,851)
                                                                ----------      ----------      ---------


     (Loss) income before equity in
       undistributed income of subsidiaries                         (8,628)         10,698         22,387

     Equity in undistributed income of
       subsidiaries*                                                80,888          45,846         29,908
                                                                ----------      ----------      ---------

     Net income                                                 $   72,260      $   56,544      $  52,295
                                                                ==========      ==========      =========



     *Eliminated in consolidated financial statements.

     See accompanying note to condensed financial statements.

     Schedule II
                AMERICAN BANKERS INSURANCE GROUP, INC. (PARENT)
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                                      1995            1994           1993
                                                                      ----            ----           ----
     Operating Activities:

     Net income                                                    $   72,260     $  56,544     $   52,295

       Adjustments to reconcile net income to net cash provided by operating activities:

       Equity in undistributed earnings of
         subsidiaries                                                 (79,523)      (47,926)       (29,908)
       (Increase) in amounts due from
         subsidiaries                                                  (8,654)      (13,544)        (2,368)
       Decrease (increase) in other assets                              2,289        12,912          4,894
       Increase (decrease) in accrued liabilities                       7,932        (1,000)       (16,257)

       Amortization of convertible debentures                                                          346
       Other                                                            1,397         1,066            145
       Deferred income taxes                                               27         1,178         (5,066)
                                                                   ----------     ---------     ----------
       Net cash (used in) provided by operating activities             (4,272)        9,230          4,081
                                                                   ----------     ---------     ----------

     Investing activities:
       Increase in investment in subsidiaries                          (4,587)         (565)          (500)
       (Increase) decrease in other investments                          (193)       (3,046)         6,769
       Payment for purchase of subsidiaries, net of
         cash acquired                                                (17,034)      (32,284)      (107,679)
                                                                   ----------     ---------     ----------
       Net cash used in investing activities                          (21,814)      (35,895)      (101,410)
                                                                   ----------     ---------     ----------

     Financing activities:
       Purchase of treasury stock                                        (893)       (1,208)
       Proceeds from issuance of common stock                           1,248         1,238         53,633
       Proceeds from issuance of short-term debt - other               50,000        18,000        182,250
       Proceeds from issuance of long-term debt - other                81,000        78,723
       Repayment of long-term debt - other                             (4,683)       (4,683)

       Repayment of short-term debt - other                           (86,000)      (51,000)      (127,157)
       Cash dividends paid to stockholders                            (14,824)      (14,304)       (12,639)
                                                                   ----------     ---------     ----------
       Net cash provided by financing activities                       25,848        26,766         96,087
                                                                   ----------     ---------     ----------

       Net (decrease) increase in cash                                   (238)          101         (1,242)

       Cash at beginning of year                                          697           596          1,838
                                                                   ----------     ---------     ----------

       Cash at end of year                                         $      459     $     697     $      596
                                                                   ==========     =========     ==========




       See accompanying note to condensed financial statements

     Schedule II
                AMERICAN BANKERS INSURANCE GROUP, INC. (PARENT)
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      STATEMENTS OF CASH FLOWS - CONTINUED
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                                                   1995*        1994*         1993
                                                                                   -----        -----         ----
     SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
       FINANCING ACTIVITIES:


       Conversion of 5 3/4% convertible subordinated debentures                                        $     31,513

       Conversion of convertible subordinated debentures from officers                                 $      2,585

       Detail of Acquisitions:
          Fair value of assets acquired                                                                $    222,361
          Liabilities assumed                                                                               111,872
                                                                                                        -----------
          Cash paid                                                                                         110,489
          Less cash acquired                                                                                  2,810
                                                                                                        -----------
          Net cash paid for acquisitions                                                               $    107,679
                                                                                                       ============





     * Note : No amounts applicable for 1995 and 1994.

     See accompanying note to condensed financial statements.

     Schedule II

                AMERICAN BANKERS INSURANCE GROUP, INC. (PARENT)
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               DECEMBER 31, 1995



     NOTE TO CONDENSED FINANCIAL STATEMENTS

     The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto of American Bankers Insurance Group, Inc. (Parent).

     The Company is scheduled to repay the LESOP note at a yearly amount of $2,125,000 plus interest. For a description of a short- term and long-term debt payable to others and related information see Note 7 to the Consolidated Financial Statements on page 54 in Part II Item 8 of this report. For a description of the Company's commitments and contingencies, see Note 11 to the Consolidated Financial Statements on page 60 in Part II
     Item 8 of this report.

     Schedule III

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                      SUPPLEMENTARY INSURANCE INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (IN THOUSANDS)

                       Deferred                                 Other                                 Benefits
                        Policy        Future                    Policy                      Net        Claims
                      Acquisition     Policy      Unearned      Claim        Premium     Investment   and Loss    Amortization
                         Costs       Benefits     Premiums     Benefits      Revenue       Income*    Expenses*      of DAC
                      -----------   ---------   -----------   ---------    -----------   ----------   ---------   ------------
1995
----
Life & Health          $ 146,548    $ 275,250   $   399,500   $  161,926   $   377,108    $  40,249   $ 168,899     $ 91,953
Property & Casualty      164,331                    779,367      242,819       863,605       58,415     285,898      357,796
Other                                                                                           736
                       ---------    ---------   -----------   ----------   -----------    ---------   ---------     --------
Total                  $ 310,879    $ 275,250   $ 1,178,867   $  404,745   $ 1,240,713    $  99,400   $ 454,797     $449,749
                       =========    =========   ===========   ==========   ===========    =========   =========     ========

1994
----
Life & Health          $ 128,606    $ 266,221   $   330,986   $  141,587   $   360,100    $  34,022   $ 180,513     $ 73,140
Property & Casualty      100,975                    572,293      191,526       734,217       39,225     253,895      272,365
Other                                                                                         1,195
                       ---------    ---------   -----------   ----------   -----------    ---------   ---------     --------
Total                  $ 229,581    $ 266,221   $   903,279   $  333,113   $ 1,094,317    $  74,442   $ 434,408     $345,505
                       =========    =========   ===========   ==========   ===========    =========   =========     ========

1993
----
Life & Health          $ 109,701    $ 266,057   $   330,713   $  144,385   $   305,143    $  33,335   $ 148,601     $ 71,080
Property & Casualty       89,058                    490,875      163,885       576,851       34,481     200,904      195,765
Other                                                                                         2,537
                       ---------    ---------   -----------   ----------   -----------    ---------   ---------     --------
Total                  $ 198,759    $ 266,057   $   821,588   $  308,270   $   881,994    $  70,353   $ 349,505     $266,845
                       =========    =========   ===========   ==========   ===========    =========   =========     ========

                         Other         Net
                       Operating    Premiums
                        Expenses    Written**
                       ---------   -----------
1995
----
Life & Health          $  96,105   $   196,596
Property & Casualty      203,056       982,985
Other                     25,900
                       ---------   -----------
Total                  $ 325,061   $ 1,179,581
                       =========   ===========

1994
----
Life & Health          $ 106,225   $   191,997
Property & Casualty      178,377       736,411
Other                     24,737
                       ---------   -----------
Total                  $ 309,339   $   928,408
                       =========   ===========

1993
----
Life & Health          $  97,547   $   123,058
Property & Casualty      157,219       623,922
Other                     15,445
                       ---------   -----------
Total                  $ 270,211   $   746,980
                       =========   ===========



  *Excluding net realized investment gains of $721, $2,679 and $5,454 for 1995, 1994 and 1993, respectively.

 **Excluding Credit Bond losses and expenses of $11,467, $6,599 and $2,974 for 1995, 1994 and 1993, respectively.

***Excluding Life and Annuity premiums.

                                  Schedule IV
                     AMERICAN BANKERS INSURANCE GROUP, INC.
                                  REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (IN THOUSANDS)

                                                                          Assumed                         Percentage
                                                         Ceded to           from                          of amount
                                           Gross          other            other              Net          assumed
                                           amount       companies        companies           amount         to net
                                           ------       ---------        ---------           ------         ------
     1995
     ----
     Life insurance in force          $   41,916,797   $  10,522,839    $     791,405   $  32,185,363          2.4%
                                      ==============   =============    =============   =============       =======
     Premiums:
       Life insurance                 $      285,100   $     123,004    $      40,329   $     202,425         19.9%
       Accident & health
          insurance*                         376,010         151,155           35,870         260,725         13.8%
       Property & liability
          insurance                        1,169,333         493,268          101,498         777,563         13.1%
                                      --------------   -------------    -------------   -------------       -------

       Total premiums                 $    1,830,443   $     767,427    $     177,697   $   1,240,713         14.3%
                                      ==============   =============    =============   =============       =======


     1994
     ----
     Life insurance in force          $   30,685,770   $   8,686,424    $   1,443,472   $  23,442,818          5.9%
                                      ==============   =============    =============   =============       =======

     Premiums:
       Life insurance                 $      262,340   $      83,411    $      25,808   $     204,737         12.6%
       Accident & health
          insurance*                         313,839         111,634           15,415         217,620          7.1%
       Property & liability
          insurance                          979,350         386,763           79,373         671,960         11.8%
                                      --------------   -------------    -------------   -------------       -------

       Total premiums                 $    1,555,529   $     581,808    $     120,596   $   1,094,317         11.0%
                                      ==============   =============    =============   =============       =======


     1993
     ----
     Life insurance in force          $   29,316,560   $  10,665,242    $   1,531,338   $  20,182,656          7.6%
                                      ==============   =============    =============   =============       =======

     Premiums:
       Life insurance                 $      219,654   $      65,466    $      21,446   $     175,634         12.2%
       Accident & health
          insurance*                         260,279         102,075           18,384         176,588         10.4%
       Property & liability
          insurance                          732,317         284,540           81,995         529,772         15.5%
                                      --------------   -------------    -------------   -------------       -------

       Total premiums                 $    1,212,250   $     452,081    $     121,825   $     881,994         13.8%
                                      ==============   =============    =============   =============       =======




     *Includes premiums from both the life and property and casualty segments.

     Schedule VI
                     AMERICAN BANKERS INSURANCE GROUP, INC.
           SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY
                              INSURANCE OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (IN THOUSANDS)


                                                                 Claims and Claim
                                                                Adjustment Expenses
                                                                Incurred Related To
                                                                                                   Paid Claims
                                                                                                     and Claim
                                                                  Current            Prior          Adjustment
                                                                     Year            Years            Expenses
                                                                ----------------------------------------------
     1995
     ----

      Consolidated Property and Casualty Entities             $   285,119
                                                                                  $    779         $   261,463

     1994
     ----

      Consolidated Property and Casualty Entities             $   252,403         $  1,492         $   234,292

     1993
     ----

      Consolidated Property and Casualty Entities             $   189,686         $ 11,218         $   186,834




     Information otherwise required in the Schedule is provided in Schedule III.

     ITEM 9

           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

           None.

     PART III

     ITEM 10

           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Information regarding the Directors of the Company is included in the Definitive Proxy Statement for the annual shareholders meeting, to be filed within 120 days of the registrant's fiscal year-end. Information regarding the Executive Officers of the Company is included in Part I of this report.

           There are no failures by directors, officers, beneficial owners of more than ten percent of the Company's stock or other persons subject to reporting under Section 16(a) of the Exchange Act of 1934 to timely file reports thereunder is included in the aforementioned Definitive Proxy Statements.

     ITEM 11

           EXECUTIVE COMPENSATION

           Information regarding Executive Compensation is included in the Definitive Proxy Statement for the annual shareholders meeting, to be filed within 120 days of the registrant's fiscal year-end.


     ITEM 12

           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           Information regarding Security Ownership of Certain Beneficial Owners and Management is included in the Definitive Proxy Statement for the annual shareholders meeting, to be filed within 120 days of the registrant's fiscal year-end.

           The registrant has no knowledge of any contractual arrangement that may result in a change of control at a subsequent date.



     ITEM 13

           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Information regarding Certain Relationships and Related Transactions is included in the Definitive Proxy Statement for the annual shareholders meeting, to be filed within 120 days of the registrant's fiscal year-end.

     PART IV

     ITEM 14

           EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a.)

           (1) and (2) - The response to this portion of Item 14 is listed on page 36 of this report.

           (3)   Exhibits

                 3(a)(4)         - Second Amended and Restated Articles of
                                   Incorporation and Articles of Amendment
                                   filed July 8, 1986 with Certificate of the Designation, preferences and relative, participating, optional or other special rights of the Series A Participating Preferred Stock, and the qualifications, limitations, or restrictions thereof which have not been set forth in the Second Amended and Restated Articles of Incorporation of American Bankers Insurance Group, Inc., as amended.

                 3(b)            - Corporate By-Laws, Amended and Restated
                                   November 11, 1995.

                 4(a)(2)         - Rights to Purchase Series A Participating
                                   Preferred Stock.

                 4(b)(5)         - Amendment to the Rights to Purchase Series A
                                   Participating Preferred Stock

                 10(a)(1)        - Form of Executive Compensation Agreement.

                 10(b)(3)        - 1987 Executive Stock Option/Dividend Accrual
                                   Plan.

                 10(c)(6)        - Form of Executive Severance Benefits
                                   Agreement.

                 10(d)           - 5 Year Competitive Advance and Revolving
                                   Credit Facility Agreement dated as of
                                   December 1, 1995 among the Company, certain banks and Barclays Bank PLC.

                 10(e)           - Issuance and Paying Agent Agreement (For
                                   Commercial Paper) dated as of 21st day of November 1995 by and between the Company and Chemical Bank.

                 10(f)(7)        - $23,000,000, 10.2% Promissory Notes.

                 10(g)(7)        - Nonqualified Supplemental Benefit Plan.

                 10(h)(8)        - Master License Agreement between Policy
                                   Management Systems Corporation ("PMSC"), a
                                   South Carolina Corporation and American
                                   Bankers Insurance Group, Inc. ("customer").

                 10(i)(9)        - Trust Indenture and Selling Agency Agreement
                                   for shelf filing of $200,000,000 medium-term notes.

                 10(j)(10)       - 1991 Stock Incentive Compensation Plan, as
                                   amended February 18, 1994.

                 10(k)(10)       - 1991 Stock Option/Restricted Stock Award
                                   Plan, as amended February 18, 1994.

                 10(l)(10)       - Director's Deferred Compensation Plan,
                                   amended and restated May 25, 1994.

                 10(m)(10)       - Retirement Plan, as amended December 30,
                                   1994.

                 10(n)(10)       - Management Incentive Plan, as amended May
                                   25, 1994.

                 10(o)(10)       - 1994 Key Executive Convertible Subordinated
                                   Debenture Plan.

                 10(p)(10)       - 1994 Non-Employee Directors' Stock Option
                                   Plan.

                 10(q)(10)       - 1994 Senior Management Stock Option Plan.

                 10(r)(10)       - $75,000,000, 7.60% Medium-term Note dated
                                   May 2,1994.

                 10(s)(10)       - Irrevocable Stand-by Letter of Credit in
                                   favor of Tandy Corporation dated January 31,
                                   1995;

                 10(t)(10)       - Reimbursement Agreement with certain banks
                                   dated January 31, 1995.

                 10(u)(11)       - $50,000,000, Floating Rate, Medium-term Note
                                   dated April 12, 1995.

                 10(v)           - Form of Executive Compensation Agreement.

                 10(w)           - Amendment to the 1991 Stock
                                   Option/Restricted Stock Award Plan.

                 11              - Statement regarding computation of earnings
                                   per share.

                 21              - Subsidiaries of the registrant.

                 23              - Consent of Independent Accountants.

                 27              - Financial Data Schedule

                 99              - Additional Exhibits

                                 - Information from Reports furnished to
                                   Insurance Regulatory Authorities.

                                   Documents relating to American Bankers
                                   Insurance Group, Inc. Leverage Employee
                                   Stock Ownership Plan (LESOP).

                                   99(a)(4)    Note

                                   99(b)(4)    Guaranty Agreement from American
                                               Bankers Insurance Group, Inc.,
                                               American Bankers Insurance
                                               Company of Florida and American
                                               Bankers Life Assurance Company
                                               of Florida in favor of Sun
                                               Bank/Miami, N.A.

                                   99(c)(6)    Modified ESOP Note.

                                   99(d)(7)    Second Amendment to Trust
                                               Agreement among American Bankers
                                               Insurance Group and Barnett
                                               Banks Trust Company, N.A.
                                               (Successor to Southeast Bank,
                                               N.A., original trustee).

                                   99(e)(10)   American Bankers Insurance
                                               Group, Inc. Leveraged Employee
                                               Stock Ownership Plan, as amended
                                               December 30, 1994.

     Footnotes



                 (1) Exhibit incorporated herein by reference from Form S-3 Registration Statement Number 2-94359.

                 (2) Exhibit incorporated herein by reference from Registrant's Statement on Form 8-A filed on March 11, 1988.

                 (3) Exhibit incorporated herein by reference from 1987 Annual Meeting Proxy Statement (Exhibit "A," pages 14 through 19).

                 (4) Exhibit incorporated herein by reference from Registrant's Annual Report on Form 10-K for 1988.

                 (5) Exhibit incorporated herein by reference from Registrant's Current Report on Form 8-K dated November 14, 1990.

                 (6) Exhibit incorporated herein by reference from Registrant's Annual Report on Form 10-K for 1990.

                 (7) Exhibit incorporated herein by reference from Registrant's Annual Report on Form 10-K for 1991.

                 (8) Exhibit incorporated herein by reference from Registrant's Annual Report on Form 10-K for 1993.

                 (9) Exhibit incorporated herein by reference from Registrant's Current Report on Form 10-Q for March 31, 1994.

                 (10) Exhibit incorporated herein by reference from Registrant's Annual Report on Form 10-K for 1994.

                 (11) Exhibit incorporated herein by reference from Registrant's Current Report on Form 10-Q for June 30, 1995.


           (b.)  REPORTS ON FORM 8-K

                 No report on Form 8-K was filed during the fourth quarter
                 1995.

           (c.)  EXHIBITS

                 The response to this portion of Item 14 is submitted as a separate section of this report.

           (d.)  FINANCIAL STATEMENT SCHEDULES

                 The response to this portion of Item 14 is submitted as part of Part II Item 8 of this report.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     American Bankers Insurance Group, Inc.


     By:   /S/ Gerald N. Gaston                     Chief Executive Officer,                                       March  29 , 1996
         ---------------------------------------    President, and                                                       ----
                  Gerald N. Gaston                  Vice Chairman of the Board



     By:   /S/ Arthur W. Heggen                     Vice President and                                             March  29 , 1996
         ---------------------------------------    Treasurer                                                            ----
                  Arthur W. Heggen


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on March 29, 1996.


     American Bankers Insurance Group, Inc.

                /S/ R. Kirk Landon                  Chairman of the Board,                                         March  29 , 1996
     -----------------------------------------------and Director                                                         ----
                R. Kirk Landon



                /S/ Gerald N. Gaston                Chief Executive Officer,                                       March  29 , 1996
     -----------------------------------------------President,                                                           ----
                Gerald N. Gaston                    Vice Chairman of the Board
                                                    and Director


                /S/ William H. Allen, Jr.           Director                                                       March  29 , 1996
     -----------------------------------------------                                                                     ----
                William H. Allen, Jr.



                /S/ Nicholas A. Buoniconti          Director                                                       March  29 , 1996
     -----------------------------------------------                                                                     ----
                Nicholas A. Buoniconti



                /S/ Armando M. Codina               Director                                                       March  29 , 1996
     -----------------------------------------------                                                                     ----
                Armando M. Codina

                /S/ Peter J. Dolara                 Director                                                       March  29 , 1996
     -----------------------------------------------                                                                     ----
                Peter J. Dolara



                /S/ Jack F. Kemp                    Director                                                       March  29 , 1996
     -----------------------------------------------                                                                     ----
                Jack F. Kemp



                /S/ James F. Jorden                 Director                                                       March  29 , 1996
     -----------------------------------------------                                                                     ----
                James F. Jorden



                /S/ Daryl L. Jones                  Director                                                       March  29 , 1996
     -----------------------------------------------                                                                     ----
                Daryl L. Jones



                /S/ Malcolm G. MacNeill             Director                                                       March  29 , 1996
     -----------------------------------------------                                                                     ----
                Malcolm G. MacNeill



                /S/ Eugene M. Matalene, Jr.         Director                                                       March  29 , 1996
     -----------------------------------------------                                                                     ----
                Eugene M. Matalene, Jr.



                /S/ Albert H. Nahmad                Director                                                       March  29 , 1996
     -----------------------------------------------                                                                     ----
                Albert H. Nahmad



                /S/ Nicholas J. St. George          Director                                                       March  29 , 1996
     -----------------------------------------------                                                                     ----
                Nicholas J. St. George



                /S/ Robert C. Strauss               Director                                                       March  29 , 1996
     -----------------------------------------------                                                                     ----
                Robert C. Strauss



                /S/ George E. Williamson, II        Director                                                       March  29 , 1996
     -----------------------------------------------                                                                     ----
                George E. Williamson, II

                                  ITEM 14 (c)
                                 EXHIBIT INDEX


                                                                                                    Pages
                                                                                                    -----
     Exhibit 10      -  Material contracts:                                                          E-2

              3(b)   -  Corporate By-Laws, Amended and Restated November
                        11, 1995.

             10(d)   -  5 Year Competitive Advance and Revolving Credit
                        Facility Agreement dated December  1, 1995.

             10(e)   -  Issuance and Paying Agent Agreement (For Commercial
                        Paper) dated as of November 21, 1995.

             10(v)   -  Form of Executive Compensation Agreement.

             10(w)   -  Amendment to the 1991 Stock Option/Restricted Stock
                        Award Plan.


     Exhibit 11      -  Statement regarding computation of earnings per share                        E-3

     Exhibit 21      -  Subsidiaries of the registrant                                               E-4

     Exhibit 23      -  Consent of Independent Certified Public Accountants                          E-5

     Exhibit 27      -  Financial Data Schedule                                                      E-6

     Exhibit 99      -  Information from Reports furnished to Insurance
                        Regulatory Authorities for American Bankers Insurance
                        Group, Inc., Domestic Property and Casualty
                        Subsidiaries.                                                                E-7


         Other exhibits have been incorporated by reference. See Item 14, Part IV of this Annual Report on Form 10-K.

                                   EXHIBIT 10

                               Material Contracts