Form 10-Q
period 1996-03-31
AMERICAN BANKERS INSURANCE GROUP INC
filed 1996-05-14
CIK 350571

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM _________ TO _________


                   AMERICAN BANKERS INSURANCE GROUP, INC.
                           11222 QUAIL ROOST DRIVE
                            MIAMI, FLORIDA  33157
                               (305) 253-2244


Commission File Number:                                                  0-9633

State of Incorporation:                                                 Florida

I.R.S. Employer Identification Number:                               59-1985922

Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X     NO
                                               ------     -----
Common Stock - Par Value $1.00
20,428,189 Shares Outstanding on April 24, 1996

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

Part I - Financial Information

      Item 1 - Financial Statements

      1.    Consolidated Balance Sheets, March 31, 1996 and December 31, 1995.

      2. Consolidated Statements of Income for the three months ended March 31, 1996 and 1995.

      3. Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and 1995.

      4.    Notes to Consolidated Financial Statements.

      Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II - Other Information

      Item 1 - Legal Proceedings

      Item 4 - Submission of matters to a vote of security holders

      Item 6 - Exhibits and Reports

      a.    Exhibits.

            The following exhibits are included herein:

            (3b)  Corporate By-Laws, Amended and Restated
            (11)  Statement re: computation of earnings per share.
            (27)  Financial Data Schedule (for SEC use only).

      b.    Report on Form 8-K.
            None

                                                                       Form 10-Q





                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMERICAN BANKERS
                                        INSURANCE GROUP, INC.



May 10, 1996
     Date                                /s/ Arthur W. Heggen
                                        ----------------------
                                           Arthur W. Heggen
                                            Vice President
                                             and Treasurer

                                     PART I

                             FINANCIAL INFORMATION

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                                                                     1996               1995
                                                                                   --------           --------
Assets                                                                           (unaudited)
- ------
Investments
        Held-to-Maturity securities, at amortized cost                           $    668,651      $     594,277
        Available-for-Sale securities, at approximate market value                    785,898            793,277
        Equity securities, at approximate market value                                114,709            113,028
        Mortgage loans on real estate                                                  11,647             11,793
        Policy loans                                                                    7,929              7,819
        Short-term and other investments                                              187,045            168,216
                                                                                 ------------      -------------
          Total investments                                                         1,775,879          1,688,410

Cash                                                                                   10,370             23,257
Accounts receivable, net of allowance for doubtful
  accounts of $5,052 in 1996 and $5,024 in 1995                                       131,588            130,970
Reinsurance receivable                                                                163,240            168,128
Accrued investment income                                                              20,100             20,943
Deferred policy acquisition costs                                                     339,498            310,879
Prepaid reinsurance premiums                                                          504,052            502,312
Other assets                                                                          177,196            142,835
                                                                                 ------------      -------------
          Total assets                                                           $  3,121,923      $   2,987,734
                                                                                 ============      =============

Liabilities, Common Stock and
- -----------------------------
  Other Stockholders' Equity
  --------------------------
Policy liabilities                                                               $    279,257      $     275,250
Unearned premiums                                                                   1,216,990          1,178,867
Claim liabilities                                                                     426,009            404,745
                                                                                 ------------      -------------
                                                                                    1,922,256          1,858,862

Other policyholders' funds                                                              7,271              7,113
Notes payable                                                                         256,450            235,981
Deferred income taxes                                                                  28,255             29,549
Accrued commissions and other expenses                                                156,103            136,174
Other liabilities                                                                     226,839            207,058
                                                                                 ------------      -------------
          Total liabilities                                                         2,597,174          2,474,737
                                                                                 ------------      -------------

Commitments and Contingencies (Note 4)


Common Stock and Other Stockholders' Equity
- -------------------------------------------
Common stock of $1 par value.  Authorized 35,000 shares.
  Issued and outstanding:  1996-20,476 shares; 1995-20,384 shares                      20,476             20,384
Additional paid-in capital                                                            216,283            215,121
Net unrealized investment and foreign exchange (losses) gains                            (891)             7,255
Retained earnings                                                                     299,557            282,748
Less:
  Treasury stock, at cost - 93 shares in 1996 and 136 shares in 1995                   (1,426)            (2,516)
  Unamortized restricted stock                                                         (3,406)            (3,620)
  Collateralization of loan to Leveraged Employee
    Stock Ownership Plan                                                               (5,844)            (6,375)
                                                                                 ------------      -------------
          Total common stock and other stockholders' equity                           524,749            512,997
                                                                                 ------------      -------------
          Total liabilities, common stock and other
            stockholders' equity                                                 $  3,121,923      $   2,987,734
                                                                                 ============      =============


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 FOR THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                  (IN THOUSANDS EXCEPT PER COMMON SHARE DATA)
                                  (UNAUDITED)

                                                                                    1996               1995
                                                                                  --------           --------
Gross collected premiums                                                         $    604,649      $     469,106
                                                                                 ============      =============

Premiums and other revenues:
       Net premiums earned                                                       $    341,854      $     284,553
       Net investment income                                                           27,439             21,791
       Realized investment gains (losses)                                               1,029             (1,333)
       Other income                                                                     5,375              4,764
                                                                                 ------------      -------------
        Total premiums and other revenues                                             375,697            309,775
                                                                                 ------------      -------------

Benefits and expenses:
       Net benefits, claims, losses and settlement expenses                           147,358            105,357
       Commissions                                                                    127,694            119,621
       Operating expense                                                               65,657             59,662
       Interest expense                                                                 4,101              3,503
                                                                                 ------------      -------------
        Total benefits and expenses                                                   344,810            288,143
                                                                                 ------------      -------------

Income before taxes                                                                    30,887             21,632
                                                                                 ------------      -------------

Income tax expense (benefit):
       Current                                                                          7,299              7,456
       Deferred                                                                         2,952               (695)
                                                                                 ------------      --------------
                                                                                       10,251              6,761
                                                                                 ------------      -------------

Net Income
                                                                                 $     20,636      $      14,871
                                                                                 ============      =============


PER COMMON SHARE AND COMMON EQUIVALENT SHARE DATA
  Primary:
       Net Income                                                                $       .99       $        .72
                                                                                 ===========       ============

       Weighted average number of shares outstanding                                  20,929             20,728
                                                                                 ===========       ============

  Fully diluted:
       Net Income                                                                $       .99       $        .72
                                                                                 ===========       ============

       Weighted average number of shares outstanding                                  20,976             20,745
                                                                                 ===========       ============

Dividends per common share                                                       $       .19       $        .18
                                                                                 ===========       ============





          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (IN THOUSANDS)
                                                       (UNAUDITED)

                                                                                                1996              1995
                                                                                              --------          --------
OPERATING ACTIVITIES:
Net income                                                                                   $ 20,636           $ 14,871
Adjustments to reconcile net income to net cash provided
  by operating activities:
        Change in policy liabilities, unearned premiums, claim
         liabilities, reinsurance receivable and prepaid reinsurance premiums                  66,543             18,156
        Change in other assets and other liabilities                                          (13,240)           (11,913)
        (Increase) decrease in accounts receivable                                               (618)             5,177
        Decrease (increase) in accrued investment income                                          843             (1,336)
        Increase in accrued commission and expenses                                            19,929              6,442
        Increase (decrease) in policyholders' funds                                               158             (1,627)
        Increase in policy loans                                                                 (110)              (441)
        Amortization of deferred policy acquisition costs                                     127,753            104,635
        Amortization of cost of insurance acquired                                                481                639
        Policy acquisition costs deferred                                                    (156,372)          (108,986)
        Provision for amortization and depreciation                                             4,189              3,242
        Provision for deferred income taxes                                                     2,952               (695)
        Net (gain) loss on sale of investments                                                 (1,029)             1,333
        Compensation on option plans shares exercised                                             477                340
        Net cash flow from purchases and sales of trading securities                           (5,884)              (525)
                                                                                             --------           --------
          Net cash provided by operating activities                                            66,708             29,312
                                                                                             --------           --------

INVESTING ACTIVITIES:
Purchase of investments
        Held-to-maturity securities                                                           (91,900)           (59,431)
        Available-for-sale securities                                                         (38,126)          (111,340)
        Mortgage loans                                                                              -               (385)
Proceeds from sale of investments
        Held-to-maturity securities                                                                 -                  -
        Available-for-sale securities                                                          21,412             14,495
        Mortgage loans                                                                            149                375
Proceeds from maturities of investments
        Held-to-maturity securities                                                            22,302             33,476
        Available-for-sale securities                                                          11,557              4,067
        (Increase) decrease in short-term investments                                         (18,925)            14,870
Transactions related to capital assets
        Capital expenditures                                                                   (3,689)            (1,861)
        Sales of capital assets                                                                   255                 92
                                                                                             --------           --------
        Net cash used in investing activities                                                 (96,965)          (105,642)
                                                                                             --------           --------

FINANCING ACTIVITIES:
Proceeds from issuance of debt                                                                 58,000             10,000
Repayment of debt                                                                             (37,000)            (5,000)
Dividends paid to shareholders                                                                 (3,829)            (3,627)
Proceeds from issuance of common stock                                                            334                100
Purchase of treasury stock                                                                       (175)                 -
                                                                                             --------           --------
        Net cash provided by financing activities                                              17,330              1,473
                                                                                             --------           --------

Net decrease in cash                                                                          (12,927)           (74,857)
Cash at beginning of period                                                                    23,257             89,536
Rate Change effect on Cash Flow                                                                    40                 25
                                                                                             --------           --------
Cash at end of period
                                                                                             $ 10,370           $ 14,704
                                                                                             ========           ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the period for:
    Interest                                                                                 $  2,904           $  1,882
    Income taxes                                                                             $ 12,043           $  2,625

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                 (UNAUDITED)


1.   Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report Form 10-K for the year ended December 31, 1995. Certain items have been reclassed to conform with 1996 presentation.

2.   Translation of Foreign Currencies

     Unrealized foreign exchange losses, totaling $12,207,000 and $12,668,000 as of March 31, 1996 and December 31, 1995 respectively, are included in Other Stockholders' Equity under the caption "Net unrealized investment and foreign exchange (losses) gains."

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

     The effect of reinsurance on premiums earned is as follows for the three months ended March 31, 1996 and 1995:


                                                      (in thousands)
                                                    Three Months Ended

                                     March 31, 1996                     March 31, 1995
                                     --------------                     --------------
       Direct premiums                 $   537,903                       $    427,977
       Reinsurance assumed                  19,435                             34,856
       Reinsurance ceded                  (215,484)                          (178,280)
                                       -----------                       ------------
       Net premiums earned             $   341,854                       $    284,553
                                       ===========                       ============


       Reinsurance ceded incurred losses for the three months ended March 31, 1996 and 1995 were $82,919,000 and $61,404,000 respectively.

4.     Commitments and Contingencies

       For a comprehensive description of the Company's litigation, see Item III of the Company's 1995 Form 10-K.

       Other: Alabama litigation

       The Company and certain of its insurance subsidiaries are presently parties to a number of individual consumer and class action lawsuits pending in Alabama involving premium, rate and policy coverage issues. As has been widely reported in the news media, the insurance and finance industries have been targeted in Alabama by plaintiffs' lawyers who enjoy a favorable judicial climate. The Company typically has been named as a co- defendant with one or several retailer or finance companies who have sold the Company's product to a consumer. A number of other credit insurers are named as co-defendants in many of the suits.

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

5.     Segment Information

       Gross collected premiums, net premiums earned and income (loss) before federal income taxes are summarized as follows:


                                                                                   (in thousands)
                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                      ---------
                                                                               1996               1995
                                                                             --------           --------
GROSS COLLECTED PREMIUMS:


Life                                                                         $    178,091        $  134,402
Property and Casualty                                                             426,558           334,704
                                                                             ------------        ----------
   Total                                                                     $    604,649        $  469,106
                                                                             ============        ==========


NET PREMIUMS EARNED:
Life                                                                         $    101,164        $   87,183
Property and Casualty                                                             240,690           197,370
                                                                             ------------        ----------
     Total                                                                   $    341,854        $  284,553
                                                                             ============        ==========

INCOME (LOSS) BEFORE INCOME TAXES:

Life                                                                         $     16,333        $   12,195
Property and Casualty                                                              22,789            15,936
Other                                                                              (4,134)           (2,996)
                                                                             -------------       ----------
                                                                                   34,988            25,135
Interest Expense                                                                    4,101             3,503
                                                                             ------------        ----------

      Total Income                                                           $     30,887        $   21,632
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

The detail of Cost and Statement Value for the Fixed Maturities and Equity Securities held at March 31, 1996 is as follows:



                                                                                     (in thousands)
                                                                             Amortized           Statement
                                                                                Cost               Value
                                                                             -----------         ----------
Fixed Maturities
- ----------------
Held-to-Maturity Securities                                                  $    668,651        $   668,651
Available-for-Sale Securities                                                     783,415            785,898
Trading Securities                                                                      -                  -
                                                                             ------------        -----------
  Total Fixed Maturities                                                     $  1,452,066        $ 1,454,549
                                                                             ============        ===========

Net unrealized gain                                                                              $     2,483
                                                                                                 ===========

                                                                                                   Market
                                                                                Cost                Value
                                                                             -----------         -----------
Equity Securities
- -----------------
Held-to-Maturity Securities                                                  $          -        $         -
Available-for-Sale Securities                                                      99,581            114,709
Trading Securities                                                                      -                  -
                                                                             ------------        -----------
  Total Equity Securities                                                    $     99,581        $   114,709
                                                                             ============        ===========

Net unrealized gain                                                                              $    15,128
                                                                                                 ===========


The net unrealized gain for "Available-for-Sale Securities" decreased by $8,662,000 (net of $4,028,000 in deferred income taxes) from December 31, 1995 to March 31, 1996. There were no unrealized gains and losses from transfers of Held-to-Maturity Securities.

An analysis of the realized gains and losses of the Company for the three months ended March 31, 1996 is as follows:


                                                                                               (in thousands)
Gross realized gains from sales of Available-for-Sale Securities                                 $    2,558

Gross realized losses from sales of Available-for-Sale Securities                                    (1,436)
                                                                                                 ----------

Net realized gain from investment activity                                                            1,122

Net realized loss from other investment activity                                                        (93)
                                                                                                 ----------

Total realized gain                                                                              $    1,029
                                                                                                 ==========



The Company uses the specific identification method to determine cost for computing the realized gains and losses. There were no transfers of securities from Available-for-Sale to Trading for the three months ended March 31, 1996.

                    AMERICAN BANKERS INSURANCE GROUP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


Results of Operations

Gross collected premiums increased $135.5 million or 29% to $604.6 million for the three months ended March 31, 1996, from $469.1 million for the same period of 1995. The Company's unemployment product line continues to perform well contributing 22% or $30.3 million of the increase in gross collected premium. Also contributing to the increase is the Company's extended service contract products that approximate $50.2 million representing 8% of the gross collected premium for the three months.


During the three months ended March 31, 1996, total premiums and other revenues were $375.7 million, an increase of $65.9 million over total premiums and other revenues of $309.8 million for the same period in 1995. The increase includes a $57.3 million increase in net premiums earned resulting generally from the premium growth experienced by the Company's existing clients. Despite the lower interest rate environment, the increase also included $5.6 million additional investment income during the first quarter of 1996 as compared to the same period of 1995, due to the overall growth in invested assets.

The benefits and claims ratio increased to 43% for the three months ended March 31, 1996, compared to the favorable ratio of 37% for the same period of 1995. However, this decline was offset by a reduction in the commissions ratios from 42% for the three months ended March 31, 1995, to 37% for the same period of 1996.


The effective tax rate increased from 31.2% for the three months ended March 31, 1995, compared to 33.2% for the same period of 1996. The increased rate is primarily attributable to the increased proportion of profits derived from our U.S. business which is taxed at the statutory rate of 35%.

The increase in interest expense from $3.5 million to $4.1 million reflects the effects of higher debt levels ($256.5 million at March 31, 1996, versus $202.3 million at March 31, 1995).

The legal environment in Alabama has received national news attention and the Alabama legislature is considering tort reform. The insurance industry has been targeted and changes, if any, cannot be predicted. For this reason Alabama litigation continues to represent an ongoing issue.

Financial Condition

Total assets at March 31, 1996, and December 31, 1995, were $3.1 billion and $3.0 billion, respectively. Invested assets at the same date were $1.8 billion and $1.7 billion, respectively. As of March 31, 1996, mortgage loans and investment in real estate pertaining to Florida properties were $8.8 million, which represents 67% of the total mortgage loans and real estate portfolio.


Liabilities were $2.6 billion and $2.5 billion at March 31, 1996, and at December 31, 1995, respectively, and were primarily comprised of insurance liabilities of $1.9 billion.


Stockholders' Equity increased $11.7 million from $513.0 million at December 31, 1995, to $524.7 million at March 31, 1996. The contribution of net income after dividends of $16.8 million was the primary cause for the increase. This was offset partially by an increase in the unrealized investment losses recorded by the Company. The increase in unrealized investment losses was a result of the impact of the declining interest rate environment on the market values of the Company's investment portfolio.

Liquidity and Capital Resources

On March 31, 1996, $1.8 billion of securities, short-term investments and cash comprised 57% of the Company's total assets. The securities were principally readily marketable and did not include any significant concentration in private placements.

The Company does not hold significant investments in equity securities; consequently, market changes in the equity securities markets do not significantly affect the investment portfolio.

The Company expects to continue its policy of paying regular cash dividends; however, future dividends are dependent on the Company's future earnings, capital requirements and financial condition. In addition, the payment of dividends is subject to the restrictions described in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


The increase in Notes Payable of $20.5 million was mostly attributable to the use of the Company's $250 million short-term credit facility. At March 31, 1996, the Company had $108 million outstanding related to this agreement.

Private Securities Litigation Reform Act of 1995 - Safe Harbor Cautionary Statement

Except for the historical information contained herein, certain of the matters discussed in this quarterly report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve certain risks and uncertainties, including but not limited to, changes in general economic conditions, interest rates, consumer confidence, competition, environmental factors, and government regulations affecting the Company's operations. See the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for a further discussion of these and other risks and uncertainties applicable to the Company's business.

                                    PART II

                               OTHER INFORMATION

Item 1 - Legal Proceedings

Commitments and Contingencies information which appears on page 9 elsewhere in this report is incorporated by reference in this item. Additional information regarding litigation can be found in the Company's 1995 Annual Report on Form 10-K.

Item 4 - Submission of Matters to a Vote of Security Holders

None.