Form 10-Q
period 1996-06-30
AMERICAN BANKERS INSURANCE GROUP INC
filed 1996-08-13
CIK 350571

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM           TO
                                                ----------  --------

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                            11222 QUAIL ROOST DRIVE
                             MIAMI, FLORIDA  33157
                                 (305) 253-2244


Commission File Number:                                                   0-9633

State of Incorporation:                                                  Florida

I.R.S. Employer Identification Number:                                59-1985922

Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X   NO
                                                ---     ---
Common Stock - Par Value $1.00
20,481,776 Shares Outstanding on July 24, 1996

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

Part I - Financial Information

     Item 1 - Financial Statements

     1.   Consolidated Balance Sheets at June 30, 1996 and December 31,
          1995.

     2. Consolidated Statements of Income for the three months ended June 30, 1996 and 1995.

     3. Consolidated Statements of Income for the six months ended June 30, 1996 and 1995.

     3. Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and 1995.

     4.   Notes to Consolidated Financial Statements.

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II - Other Information

     Item 1 - Legal Proceedings

     Item 4 - Submission of matters to a vote of security holders

     Item 6 - Exhibits and Reports

     a.   Exhibits.

          The following exhibits are included herein:

          (3a)     Third Amended and Restated Articles of Incorporation.
          (10) Series B Cumulative Convertible Preferred Stock Underwriting Agreement.
          (11)     Statement re: computation of earnings per share.
          (27)     Financial Data Schedule (for SEC use only).
     b.   Report on Form 8-K.
          None

                                                                       Form 10-Q





                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   AMERICAN BANKERS
                                                 INSURANCE GROUP, INC.



August 12, 1996
     Date                                        /s/ Arthur W. Heggen
                                          ------------------------------------
                                                    Arthur W. Heggen
                                                     Vice President
                                                     and Treasurer

                                     PART I

                             FINANCIAL INFORMATION

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995
                                 (in thousands)

                                                                                    1996               1995
                                                                                 ----------         ----------
Assets                                                                           (unaudited)
- ------
Investments
       Held-to-Maturity securities, at amortized cost                            $  728,708         $  594,277
       Available-for-Sale securities, at approximate market value                   818,093            793,277
       Equity securities, at approximate market value                               100,487            113,028
       Mortgage loans on real estate                                                 10,754             11,793
       Policy loans                                                                   8,121              7,819
       Short-term and other investments                                             203,887            168,216
                                                                                 ----------          ---------
        Total investments                                                         1,870,050          1,688,410

Cash                                                                                 16,830             23,257
Accounts receivable, net of allowance for doubtful
  accounts of $5,135 in 1996 and $5,024 in 1995                                     122,678            130,970
Reinsurance receivable                                                              170,905            168,128
Accrued investment income                                                            21,959             20,943
Deferred policy acquisition costs                                                   351,111            310,879
Prepaid reinsurance premiums                                                        549,070            502,312
Other assets                                                                        203,896            142,835
                                                                                 ----------         ----------
        Total assets                                                             $3,306,499         $2,987,734
                                                                                 ==========         ==========
Liabilities, Common Stock and Other Stockholders' Equity
- --------------------------------------------------------
Policy liabilities                                                               $  283,359         $  275,250
Unearned premiums                                                                 1,284,509          1,178,867
Claim liabilities                                                                   447,283            404,745
                                                                                 ----------         ----------
                                                                                  2,015,151          1,858,862

Other policyholders' funds                                                            7,146              7,113
Notes payable                                                                       336,066            235,981
Deferred income taxes                                                                23,251             29,549
Accrued commissions and other expenses                                              170,838            136,174
Other liabilities                                                                   210,492            207,058
                                                                                 ----------         ----------
        Total liabilities                                                         2,762,944          2,474,737
                                                                                 ----------         ----------
Commitments and Contingencies (Note 4)


Common Stock and Other Stockholders' Equity
- -------------------------------------------
Common stock of $1 par value.  Authorized 35,000 shares.
  Issued and outstanding:  1996-20,459 shares; 1995-20,384 shares                    20,459             20,384
Additional paid-in capital                                                          218,650            215,121
Net unrealized investment and foreign exchange (losses) gains                        (5,690)             7,255
Retained earnings                                                                   320,549            282,748
Less:
  Treasury stock, at cost - 93 shares in 1996 and 136 shares in 1995                 (1,426)            (2,516)
  Unamortized restricted stock                                                       (3,674)            (3,620)
  Collateralization of loan to Leveraged Employee
    Stock Ownership Plan                                                             (5,313)            (6,375)
                                                                                 ----------         ----------
        Total common stock and other stockholders' equity                           543,555            512,997
        Total liabilities, common stock and other                                ----------         ----------
         stockholders' equity                                                    $3,306,499         $2,987,734
                                                                                 ==========         ==========


          See accompanying notes to consolidated financial statements.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 FOR THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                  (in thousands except per common share data)
                                  (unaudited)

                                                                                   1996          1995
                                                                                 --------      --------

Gross collected premiums                                                         $601,382      $583,051
                                                                                 ========      ========

Premiums and other revenues:
      Net premiums earned                                                        $346,777      $297,119
      Net investment income                                                        28,765        24,747
      Realized investment gains                                                     4,992           131
      Other income                                                                  5,454         4,210
                                                                                 --------      --------
       Total premiums and other revenues                                          385,988       326,207
                                                                                 --------      --------
Benefits and expenses:
      Net benefits, claims, losses and settlement expenses                        132,159       112,391
      Commissions                                                                 144,939       128,857
      Operating expense                                                            69,210        58,311
      Interest expense                                                              4,425         4,232
                                                                                 --------      --------
        Total benefits and expenses                                               350,733       303,791
                                                                                 --------      --------

Income before taxes                                                                35,255        22,416
                                                                                 --------      --------
Income tax expense (benefit):
      Current                                                                      12,383         3,009
      Deferred                                                                     (2,188)        3,359
                                                                                 --------      --------
                                                                                   10,195         6,368
                                                                                 --------      --------
Net Income                                                                       $ 25,060      $ 16,048
                                                                                 ========      ========


PER COMMON SHARE AND COMMON EQUIVALENT SHARE DATA
  Primary:
      Net Income                                                                 $   1.19      $    .77
                                                                                 ========      ========

      Weighted average number of shares outstanding                                20,972        20,786
                                                                                 ========      ========
  Fully diluted:
      Net Income                                                                 $   1.19      $    .77
                                                                                 ========      ========

      Weighted average number of shares outstanding                                21,047        20,850
                                                                                 ========      ========

Dividends per common share                                                       $    .20      $    .19
                                                                                 ========      ========





          See accompanying notes to consolidated financial statements.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                  FOR SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                  (in thousands except per common share data)
                                  (unaudited)

                                                                                   1996               1995
                                                                                ---------          ----------
Gross collected premiums                                                        $1,206,031         $1,052,157
                                                                                ==========         ==========

Premiums and other revenues:
      Net premiums earned                                                       $  688,631         $  581,672
      Net investment income                                                         56,204             46,538
      Realized investment gains (losses)                                             6,021             (1,202)
      Other income                                                                  10,829              8,974
                                                                                ----------         ----------
       Total premiums and other revenues                                           761,685            635,982
                                                                                ----------         ----------
Benefits and expenses:
      Net benefits, claims, losses and settlement expenses                         279,517            217,749
      Commissions                                                                  272,633            248,478
      Operating expense                                                            134,867            117,972
      Interest expense                                                               8,526              7,735
                                                                                ----------         ----------
       Total benefits and expenses                                                 695,543            591,934
                                                                                ----------         ----------
Income before taxes                                                                 66,142             44,048
                                                                                ----------         ----------
Income tax expense:
      Current                                                                       19,682             10,465
      Deferred                                                                         764              2,664
                                                                                ----------         ----------
                                                                                    20,446             13,129
                                                                                ----------         ----------
Net Income                                                                      $   45,696         $   30,919
                                                                                ==========         ==========


PER COMMON SHARE AND COMMON EQUIVALENT SHARE DATA
  Primary:
      Net Income                                                                $     2.18         $     1.49
                                                                                ==========         ==========

      Weighted average number of shares outstanding                                 20,949             20,758
                                                                                ==========         ==========
  Fully diluted:
      Net Income                                                                $     2.18         $     1.49
                                                                                ==========         ==========

      Weighted average number of shares outstanding                                 21,028             20,838
                                                                                ==========         ==========

Dividends per common share                                                      $      .39         $      .37
                                                                                ==========         ==========





          See accompanying notes to consolidated financial statements.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (in thousands)
                                  (unaudited)

                                                                                           1996               1995
                                                                                        ---------          ---------
OPERATING ACTIVITIES:
Net income                                                                              $  45,696          $  30,919
Adjustments to reconcile net income to net cash provided
  by operating activities:
        Change in policy liabilities, unearned premiums, claim
         liabilities, reinsurance receivable and prepaid reinsurance premiums             106,755            131,768
        Change in other assets and other liabilities                                      (53,155)            (2,934)
        Decrease (increase) in accounts receivable                                          8,292            (22,479)
        Increase in accrued investment income                                              (1,016)            (1,806)
        Increase in accrued commission and expenses                                        34,664             14,615
        Increase (decrease) in policyholders' funds                                            33             (6,292)
        Increase in policy loans                                                             (302)              (624)
        Amortization of deferred policy acquisition costs                                  95,398            190,957
        Amortization of cost of insurance acquired                                            958              1,256
        Policy acquisition costs deferred                                                (135,630)          (242,751)
        Provision for amortization and depreciation                                         4,109              6,057
        Provision for deferred income taxes                                                   764              2,664
        Net (gain) loss on sale of investments                                             (6,021)             1,202
        Compensation and tax effect on stock option shares                                  2,108                631
        Net cash flow from purchases and sales of trading securities                       (2,794)              (564)
                                                                                        ---------          ---------
          Net cash provided by operating activities                                        99,859            102,619
                                                                                        ---------          ---------
INVESTING ACTIVITIES:
Purchase of investments
        Held-to-maturity securities                                                      (171,972)           (94,349)
        Available-for-sale securities                                                    (108,026)          (198,709)
        Mortgage loans                                                                          -               (635)
Proceeds from sale of investments
        Available-for-sale securities                                                      55,875             28,797
        Mortgage loans                                                                      1,045                816
        Real Estate                                                                         1,412                  -
Proceeds from maturities of investments
        Held-to-maturity securities                                                        38,025             58,554
        Available-for-sale securities                                                      25,563              8,425
Increase in short-term investments                                                        (36,391)           (14,580)
Transactions related to capital assets
        Capital expenditures                                                               (6,027)            (6,403)
        Sales of capital assets                                                               326                158
                                                                                        ---------          ---------
        Net cash used in investing activities                                            (200,170)          (217,926)
                                                                                        ---------          ---------
FINANCING ACTIVITIES:
Proceeds from issuance of debt                                                            138,147             85,000
Repayment of debt                                                                         (37,000)           (49,000)
Dividends paid to shareholders                                                             (7,867)            (7,452)
Proceeds from issuance of common stock                                                        773                350
Purchase of treasury stock                                                                   (175)              (893)
                                                                                        ---------          ---------
        Net cash provided by financing activities                                          93,878             28,005
                                                                                        ---------          ---------

Net decrease in cash                                                                       (6,433)           (87,302)
Cash at beginning of period                                                                23,257             89,536
Rate change effect on cash flow                                                                 6                215
Cash at end of period                                                                   ---------          ---------
                                                                                        $  16,830          $   2,449
                                                                                        =========          =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the period for:
   Interest                                                                             $   9,239          $   6,948
   Income taxes                                                                         $  15,736          $  15,713


          See accompanying notes to consolidated financial statements.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)
1.   Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report Form 10-K for the year ended December 31, 1995. Certain items have been reclassed to conform with 1996 presentation.

2.   Translation of Foreign Currencies

     Unrealized foreign exchange losses, totaling $11,077,000 and $12,668,000 as of June 30, 1996 and December 31, 1995 respectively, are included in Other Stockholders' Equity under the caption "Net unrealized investment and foreign exchange (losses) gains."

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

     The effect of reinsurance on premiums earned is as follows for the six months and three months ended June 30, 1996 and 1995:

                                 (in thousands)
                                Six Months Ended

                                     June 30, 1996            June 30, 1995
                                     -------------            --------------
       Direct premiums               $   1,091,700            $      887,123
       Reinsurance assumed                  58,881                    73,670
       Reinsurance ceded                  (461,950)                 (379,121)
                                     -------------            --------------
       Net premiums earned           $     688,631            $      581,672
                                     =============            ==============

                                 (in thousands)
                               Three Months Ended

                                      June 30, 1996            June 30, 1995
                                      -------------           ----------------
       Direct premiums                $    553,796             $       459,146
       Reinsurance assumed                  39,446                      38,814
       Reinsurance ceded                  (246,465)                   (200,841)
                                      ------------            ----------------
       Net premiums earned            $    346,777            $        297,119
                                      ============            ================


       Reinsurance ceded incurred losses for the six months ended June 30, 1996 and 1995 were $154,843,000 and $133,735,000 respectively. Reinsurance ceded incurred losses for the three months ended June 30, 1996 and 1995 were $71,924,000 and $72,331,000 respectively.

4.     Commitments and Contingencies

       For a comprehensive description of the Company's litigation, see Item III of the Company's 1995 Form 10-K.

       Alabama Litigation:

       The Company and certain of its insurance subsidiaries are presently parties to a number of individual consumer and class action lawsuits pending in Alabama involving premium, rate and policy coverage issues. While a few similar suits have been filed in other jurisdictions, the insurance and finance industries have been targeted in Alabama by plaintiffs' lawyers who enjoy a favorable judicial climate. The Company typically has been named as a co-defendant with one or several retailer or finance companies who have sold the Company's product to a consumer. A number of other insurers are also named as co-defendants in many of the suits.

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

       The Company is involved with a number of cases in the ordinary course of business relating to insurance matters, or more infrequently, certain corporate matters. Generally, the Company's liability is limited to specific amounts relating to insurance or policy coverage for which provision has been made in the financial statements. Other cases involve general corporate matters which generally do not represent significant contingencies for the Company.

5.     Segment Information

       Gross collected premiums, net premiums earned and income (loss) before federal income taxes are summarized as follows:

                                                            (in thousands)
                                                           Six Months Ended
                                                               June 30,
                                                               --------
                                                         1996              1995
                                                         ----              ----
GROSS COLLECTED PREMIUMS:

Life                                             $    367,374        $  313,018
Property and Casualty                                 838,657           739,139
                                                 ------------        ----------
   Total                                         $  1,206,031        $1,052,157
                                                 ============        ==========

NET PREMIUMS EARNED:

Life                                             $    197,861        $  179,487
Property and Casualty                                 490,770           402,185
                                                 ------------        ----------
   Total                                         $    688,631        $  581,672
                                                 ============        ==========

INCOME (LOSS) BEFORE INCOME TAXES:

Life                                             $     29,735        $   24,350
Property and Casualty                                  43,304            36,493
Other                                                   1,629            (9,060)
                                                 ------------        ----------
                                                       74,668            51,783
Interest Expense                                        8,526             7,735
                                                 ------------        ----------

   Total Income                                  $     66,142        $   44,048
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

The detail of Cost and Statement Value for the Fixed Maturities and Equity Securities held at June 30, 1996 is as follows:

                                                         (in thousands)
                                                  Amortized         Statement
                                                     Cost             Value
                                                  ---------         ---------

Fixed Maturities
- ----------------
Held-to-Maturity Securities                       $  728,708        $  728,708
Available-for-Sale Securities                        820,187           818,093
Trading Securities                                      -                 -
                                                  ----------        ----------
  Total Fixed Maturities                          $1,548,895        $1,546,801
                                                  ==========        ==========

Net unrealized loss                                                 $   (2,094)
                                                                    ==========

                                                                      Market
                                                      Cost             Value
                                                   ---------        ----------
Equity Securities
- -----------------
Held-to-Maturity Securities                        $     -          $    -
Available-for-Sale Securities                         90,052           100,487
Trading Securities                                       -               -
                                                   ---------        ----------
  Total Equity Securities                          $  90,052        $  100,487
                                                   =========        ==========

Net unrealized gain                                                 $   10,435
                                                                    ==========


The net unrealized gain for "Available-for-Sale Securities" decreased by $14,539,000 (net of $7,276,000 in deferred income taxes) from December 31, 1995 to June 30, 1996. There were no unrealized gains and losses from transfers of Held-to-Maturity Securities.

An analysis of the realized gains and losses of the Company for the six months ended June 30, 1996 is as follows:

                                                              (in thousands)

Gross realized gains from sales of Available-for-Sale
Securities                                                     $    8,417

Gross realized losses from sales of Available-for-Sale
Securities                                                         (2,189)
                                                               ----------

Net realized gain from investment activity                          6,228

Net realized loss from other investment activity                     (207)
                                                               ----------

Total realized gain                                            $    6,021
                                                               ==========


The Company uses the specific identification method to determine cost for computing the realized gains and losses. There were no transfers of securities from Available-for-Sale to Trading for the six months ended June 30, 1996.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Results of Operations

Gross collected premiums increased $18.3 million or 3% to $601.4 million for the three months ended June 30, 1996, from $583.1 million for the same period of 1995 (which included a $55.3 million nonrecurring assumption of a block of credit business from another insurer). Excluding the assumption, gross collected premiums increased by 14% during the second quarter of 1996 as compared to the second quarter of 1995.

During the three months ended June 30, 1996, total premiums and other revenues were $386.0 million, an increase of $59.8 million over total premiums and other revenues of $326.2 million for the same period in 1995. The increase includes a $49.7 million increase in net premiums earned resulting generally from the premium growth experienced by the Company's existing clients. The overall growth in invested assets generated an additional $4.0 million of investment income for the second quarter of 1996 as compared to the same period of 1995. The increase also includes a $4.9 million increase in realized investment gains primarily resulting from sales from the Company's equity securities portfolio.

Both the benefits and claims ratio and the operating expenses ratio remained flat at 38% and 18%, respectively, for the three months ended June 30, 1996, compared to the same period of 1995. However, the commissions ratio decreased slightly from 43% for the three months ended June 30, 1995, to 42% for the same period of 1996.

Financial Condition

Total assets at June 30, 1996, and December 31, 1995, were $3.3 billion and $3.0 billion, respectively. Invested assets at the same date were $1.9 billion and $1.7 billion, respectively. Approximately $80 million of the increase in invested assets was attributable to additional borrowing under the short-term credit facility during June 1996.

Liabilities were $2.8 billion and $2.5 billion at June 30, 1996, and at December 31, 1995, respectively, and were primarily comprised of insurance liabilities of $2.0 billion.

Stockholders' Equity increased $30.6 million from $513.0 million at December 31, 1995, to $543.6 million at June 30, 1996. The contribution of net income after dividends of $37.8 million was the primary cause for the increase. This was offset partially by an increase in the unrealized investment losses recorded by the Company. The increase in unrealized investment losses was a result of the impact of the declining interest rate environment on the market values of the Company's investment portfolio.

Liquidity and Capital Resources

On June 30, 1996, $1.9 billion of securities, short-term investments and cash comprised 57% of the Company's total assets. The securities were principally readily marketable and did not include any significant concentration in private placements.

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

The $100.1 million addition to Notes Payable was mainly attributable to the use of the Company's $250 million short-term credit facility. The proceeds were used to provide additional surplus to certain of the Company's insurance subsidiaries to support increased premium writings. At June 30, 1996, the Company had $188.1 million outstanding related to this agreement.

On June 28, 1996, the Company filed a Form S-3 registration statement for 2,300,000 shares of Convertible Preferred Stock with the Securities and Exchange Commission. The shares were subsequently sold in late July 1996 and yielded net proceeds of approximately $112 million. Proceeds of the sale of these shares are primarily intended to be used to reduce the Company's outstanding debt.


Private Securities Litigation Reform Act of 1995 - Safe Harbor Cautionary Statement

Except for the historical information contained herein, certain of the matters discussed in this quarterly report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve certain risks and uncertainties, including but not limited to, changes in general economic conditions, interest rates, consumer confidence, competition, environmental factors, and governmental regulations affecting the Company's operations. See the Company's Annual Report Form on 10-K for the year ended December 31, 1995, for a further discussion of these and other risks and uncertainties applicable to the Company's business.

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

Item 4 - Submission of Matters to a Vote of Security Holders

The Annual Stockholders meeting was held on May 22, 1996 at the Company's Headquarters. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Act of 1934. The meeting involved the election of directors. There was no solicitation in opposition to the management's nominees as listed in the proxy statement and all of such nominees were elected.