Form 10-Q
period 1996-09-30
AMERICAN BANKERS INSURANCE GROUP INC
filed 1996-11-13
CIK 350571

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      OR

   [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM           TO
                                            ----------   ---------

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                            11222 QUAIL ROOST DRIVE
                             MIAMI, FLORIDA  33157
                                 (305) 253-2244


Commission File Number:                                                  0-9633

State of Incorporation:                                                 Florida

I.R.S. Employer Identification Number:                               59-1985922

Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such
filing requirements for the past 90 days.              YES   X          NO
                                                           -----          -----

Common Stock - Par Value $1.00
20,492,357 Shares Outstanding on October 28, 1996

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

Part I - Financial Information

      Item 1 - Financial Statements

      1.    Consolidated Balance Sheets at September 30, 1996 and December 31,
            1995.

      2. Consolidated Statements of Income for the three months ended September 30, 1996 and 1995.

      3. Consolidated Statements of Income for the nine months ended September 30, 1996 and 1995.

      3. Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and 1995.

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

                                        AMERICAN BANKERS
                                      INSURANCE GROUP, INC.


November 11, 1996
     Date
                                                /s/ Floyd Denison
                                          -------------------------------------
                                                    Floyd Denison
                                           Executive Vice President of Finance

                                     PART I

                             FINANCIAL INFORMATION

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                                                                     1996               1995
                                                                                   --------           --------
Assets                                                                           (unaudited)

Investments
     Held-to-Maturity securities, at amortized cost                              $    811,490      $     594,277
     Available-for-Sale securities, at approximate market value                       814,726            793,277
     Trading securities, at approximate market value                                    8,920                  -
     Equity securities, at approximate market value                                   106,468            113,028
     Mortgage loans on real estate                                                     10,440             11,793
     Policy loans                                                                       8,212              7,819
     Short-term and other investments                                                 178,959            168,216
                                                                                 ------------      -------------
        Total investments                                                           1,939,215          1,688,410

Cash                                                                                   18,948             23,257
Accounts receivable, net of allowance for doubtful
  accounts of $4,926 in 1996 and $5,024 in 1995                                       136,365            130,970
Reinsurance receivable                                                                171,495            168,128
Accrued investment income                                                              24,147             20,943
Deferred policy acquisition costs                                                     366,738            310,879
Prepaid reinsurance premiums                                                          505,063            502,312
Other assets                                                                          194,012            142,835
                                                                                 ------------      -------------
        Total assets                                                             $  3,355,983      $   2,987,734
                                                                                 ============      =============

Liabilities, Common Stock and
  Other Stockholders' Equity
Policy liabilities                                                               $    287,432      $     275,250
Unearned premiums                                                                   1,263,653          1,178,867
Claim liabilities                                                                     464,806            404,745
                                                                                 ------------      -------------
                                                                                    2,015,891          1,858,862

Other policyholders' funds                                                              7,497              7,113
Notes payable                                                                         245,068            235,981
Deferred income taxes                                                                  35,520             29,549
Accrued commissions and other expenses                                                145,498            136,174
Other liabilities                                                                     228,197            207,058
                                                                                 ------------      -------------
        Total liabilities                                                           2,677,671          2,474,737
                                                                                 ------------      -------------
Commitments and Contingencies (Note 4)
Common Stock and Other Stockholders' Equity
Preferred Stock. $3.125 Series B Cumulative Convertible Preferred Stock
  Authorized 3,500 shares. Issued and Outstanding : 1996-2,300 shares                 115,000                  -
Common stock of $1 par value.  Authorized 35,000 shares.
  Issued and outstanding:  1996-20,491 shares; 1995-20,384 shares                      20,491             20,384
Additional paid-in capital                                                            216,613            215,121
Net unrealized investment and foreign exchange (losses) gains                          (1,555)             7,255
Retained earnings                                                                     337,888            282,748
Less:
  Treasury stock, at cost - 93 shares in 1996 and 136 shares in 1995                   (1,426)            (2,516)
  Unamortized restricted stock                                                         (3,918)            (3,620)
  Collateralization of loan to Leveraged Employee
    Stock Ownership Plan                                                               (4,781)            (6,375)
                                                                                  ------------      -------------
        Total common stock and other stockholders' equity                             678,312            512,997
                                                                                 ------------      -------------
        Total liabilities, common stock and other
            stockholders' equity                                                 $  3,355,983      $   2,987,734
                                                                                 ============      =============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                  (IN THOUSANDS EXCEPT PER COMMON SHARE DATA)
                                  (UNAUDITED)

                                                                                      1996               1995
                                                                                    -------            -------
Gross collected premiums                                                         $    634,165      $     605,033
                                                                                 ============      =============

Premiums and other revenues:
       Net premiums earned                                                       $    363,786      $     325,919
       Net investment income                                                           31,038             25,877
       Realized investment gains                                                          263                495
       Other income                                                                     4,532              4,954
                                                                                 ------------      -------------
        Total premiums and other revenues                                             399,619            357,245
                                                                                 ------------      -------------

Benefits and expenses:
       Net benefits, claims, losses and settlement expenses                           133,218            125,109
       Commissions                                                                    160,838            137,370
       Operating expense                                                               69,397             65,931
       Interest expense                                                                 4,469              3,748
                                                                                 ------------      -------------
        Total benefits and expenses                                                   367,922            332,158
                                                                                 ------------      -------------

Income before taxes                                                                    31,697             25,087
                                                                                 ------------      -------------

Income tax expense (benefit):
       Current                                                                         (2,100)             2,778
       Deferred                                                                        11,160              3,625
                                                                                 ------------      -------------
                                                                                        9,060              6,403
                                                                                 ------------      -------------

Net Income                                                                      $      22,637      $      18,684
                                                                                =============      =============



PER COMMON SHARE AND COMMON EQUIVALENT SHARE DATA
  Primary:
       Net Income                                                                $      1.02       $        .90
                                                                                 ===========       ============

       Weighted average number of shares outstanding                                  20,887             20,864
                                                                                 ===========       ============

  Fully diluted:
       Net Income                                                                $      1.00       $        .90
                                                                                 ===========       ============

       Weighted average number of shares outstanding                                  22,647             20,887
                                                                                 ===========       ============

Dividends per common share                                                       $       .20       $        .19
                                                                                 ===========       ============



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                  (IN THOUSANDS EXCEPT PER COMMON SHARE DATA)
                                  (UNAUDITED)

                                                                                     1996                1995
                                                                                   --------            --------
Gross collected premiums                                                         $  1,840,196      $   1,657,190
                                                                                 ============      =============

Premiums and other revenues:
       Net premiums earned                                                       $  1,052,417      $     907,591
       Net investment income                                                           87,242             72,415
       Realized investment gains (losses)                                               6,284               (707)
       Other income                                                                    15,361             13,928
                                                                                 ------------      -------------
         Total premiums and other revenues                                          1,161,304            993,227
                                                                                 ------------      -------------

Benefits and expenses:
       Net benefits, claims, losses and settlement expenses                           412,735            342,859
       Commissions                                                                    433,471            385,847
       Operating expense                                                              204,264            183,903
       Interest expense                                                                12,995             11,483
                                                                                 ------------      -------------
         Total benefits and expenses                                                1,063,465            924,092
                                                                                 ------------      -------------

Income before taxes                                                                    97,839             69,135
                                                                                 ------------      -------------

Income tax expense:
       Current                                                                         17,582             13,243
       Deferred                                                                        11,924              6,289
                                                                                 ------------      -------------
                                                                                       29,506             19,532
                                                                                 ------------      -------------

Net Income                                                                       $     68,333      $      49,603
                                                                                 ============      =============


PER COMMON SHARE AND COMMON EQUIVALENT SHARE DATA
  Primary:
       Net Income                                                                $       3.23       $       2.39
                                                                                 ============       ============

       Weighted average number of shares outstanding                                   20,771             20,722
                                                                                 ============       ============

  Fully diluted:
       Net Income                                                                $       3.18       $       2.39
                                                                                 ============       ============

       Weighted average number of shares outstanding                                   21,541             20,821
                                                                                 ============       ============

Dividends per common share                                                       $        .59       $        .56
                                                                                 ============       ============




          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                       1996              1995
                                                                                     --------          --------
OPERATING ACTIVITIES:
Net income                                                                         $    68,333      $      49,603
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Change in policy liabilities, unearned premiums, claim
          liabilities, reinsurance receivable and prepaid reinsurance premiums         151,098            199,558
      Change in other assets and other liabilities                                     (17,695)            22,047
      Increase in accounts receivable                                                   (5,395)           (20,418)
      Increase in accrued investment income                                             (3,204)            (3,661)
      Increase in accrued commission and expenses                                        9,324             30,953
      Increase (decrease) in policyholders' funds                                          384             (6,218)
      Increase in policy loans                                                            (393)              (728)
      Amortization of deferred policy acquisition costs                                170,370            309,290
      Amortization of cost of insurance acquired                                         1,430              1,857
      Policy acquisition costs deferred                                               (226,229)          (379,299)
      Provision for amortization and depreciation                                        4,390             12,077
      Provision for deferred income taxes                                               10,840              6,289
      Net (gain) loss on sale of investments                                            (6,284)               707
      Compensation and tax effect on stock option shares                                 2,366                983
      Net cash flow from purchases and sales of trading securities                      (8,850)              (607)
                                                                                   -----------      -------------
          Net cash provided by operating activities                                    150,485            222,433
                                                                                   -----------      -------------

INVESTING ACTIVITIES:
Purchase of investments
      Held-to-maturity securities                                                     (291,083)          (130,587)
      Available-for-sale securities                                                   (158,103)          (259,003)
      Mortgage loans                                                                         -               (648)
Proceeds from sale of investments
      Available-for-sale securities                                                     86,943             57,554
      Mortgage loans                                                                     1,364              2,103
      Real Estate                                                                        1,466                  -
Proceeds from maturities of investments
      Held-to-maturity securities                                                       73,366             65,008
      Available-for-sale securities                                                     44,142             16,520
Increase in short-term investments                                                     (14,733)           (67,835)
Transactions related to capital assets
      Capital expenditures                                                             (10,371)            (7,763)
      Sales of capital assets                                                              460                275
                                                                                  ------------      -------------
      Net cash used in investing activities                                           (266,549)          (324,376)
                                                                                  ------------      -------------

FINANCING ACTIVITIES:
Proceeds from issuance of debt                                                         138,147             93,000
Repayment of debt                                                                     (127,466)           (53,683)
Dividends paid to shareholders                                                         (12,013)           (11,157)
Proceeds from issuance of stock                                                        113,250                869
Purchase of treasury stock                                                                (175)              (893)
                                                                                  ------------      -------------
      Net cash provided by financing activities                                        111,743             28,136
                                                                                  ------------      -------------


Net decrease in cash                                                                    (4,321)           (73,807)
Cash at beginning of period                                                             23,257             89,536
Rate change effect on cash flow                                                             12                440
                                                                                  ------------      -------------
Cash at end of period                                                             $     18,948      $      16,169
                                                                                  ============      =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the period for:
    Interest                                                                      $     11,933      $       9,207
    Income taxes                                                                  $     29,777      $      16,742

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)
1.   Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report Form 10-K for the year ended December 31, 1995. Certain items have been reclassed to conform with 1996 presentation.

2.   Translation of Foreign Currencies

     Unrealized foreign exchange losses, totaling $13,801,000 and $12,668,000 as of September 30, 1996 and December 31, 1995 respectively, are included in Other Stockholders' Equity under the caption "Net unrealized investment and foreign exchange (losses) gains."

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

     The effect of reinsurance on premiums earned is as follows for the nine months and three months ended September 30, 1996 and 1995:

                                                   (in thousands)
                                                  Nine Months Ended
                                  September 30, 1996                September 30, 1995
                                  ------------------                ------------------
       Direct premiums             $     1,658,096                   $      1,364,260
       Reinsurance assumed                  93,252                            122,032
       Reinsurance ceded                  (698,931)                          (578,701)
                                   ---------------                   ----------------
       Net premiums earned         $     1,052,417                   $        907,591
                                   ===============                   ================

                                                   (in thousands)
                                                 Three Months Ended
                                  September 30, 1996               September 30, 1995
                                  ------------------               ------------------

       Direct premiums             $    566,396                      $       477,137
       Reinsurance assumed               34,371                               48,362
       Reinsurance ceded               (236,981)                            (199,580)
                                   ------------                      ---------------
       Net premiums earned         $    363,786                      $       325,919
                                   ============                      ===============

       Reinsurance ceded incurred losses for the nine months ended September 30, 1996 and 1995 were $217,947,000 and $181,967,000 respectively.
       Reinsurance ceded incurred losses for the three months ended September 30, 1996 and 1995 were $65,592,000 and $48,232,000 respectively.

4.     Commitments and Contingencies

       For a comprehensive description of the Company's litigation, see Item III of the Company's 1995 Form 10-K.

       Alabama and Related Litigation:

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

       Although the Alabama lawsuits and similar suits pending in other jurisdictions generally involve relatively small amounts of actual or compensatory damages, they typically assert claims requesting substantial punitive awards or purport to represent a large class of policyholders. The Company denies any wrongdoing in any of these suits and believes that it has not engaged in any conduct that would warrant an award of punitive damages or that the class allegations have merit. The Company has been advised by legal counsel that it has meritorious defenses to all claims being asserted against it.

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

5.     Segment Information

       Gross collected premiums, net premiums earned and income (loss) before federal income taxes are summarized as follows:

                                                                                        (in thousands)
                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                         -------------
                                                                                  1996              1995
                                                                                 ------             -----
GROSS COLLECTED PREMIUMS:

Life                                                                         $    562,485        $  493,896
Property and Casualty                                                           1,277,711         1,163,294
                                                                             ------------        ----------
   Total                                                                     $  1,840,196        $1,657,190
                                                                             ============        ==========


NET PREMIUMS EARNED:

Life                                                                         $    296,373        $  280,500
Property and Casualty                                                             756,044           627,091
                                                                             ------------        ----------
     Total                                                                   $  1,052,417        $  907,591
                                                                             ============        ==========

INCOME (LOSS) BEFORE INCOME TAXES:

Life                                                                         $     51,741        $   38,725
Property and Casualty                                                              65,609            53,376
Other                                                                              (6,516)          (11,483)
                                                                             ------------        ----------
                                                                                  110,834            80,618
Interest Expense                                                                   12,995            11,483
                                                                             ------------        ----------

     Total Income                                                            $     97,839        $   69,135
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

The detail of Cost and Statement Value for the Fixed Maturities and Equity Securities held at September 30, 1996 is as follows:

                                                                                      (in thousands)
                                                                               Amortized          Statement
                                                                                  Cost              Value
                                                                             ------------       -------------
Fixed Maturities
Held-to-Maturity Securities                                                  $    811,490        $   811,490
Available-for-Sale Securities                                                     812,452            814,726
Trading Securities                                                                  8,859              8,920
                                                                             ------------        -----------
  Total Fixed Maturities                                                     $  1,632,801        $ 1,635,136
                                                                             ============        ===========

Net unrealized gain                                                                              $     2,274
                                                                                                 ===========

Net unrealized gain included in investment income                                                $        61
                                                                                                 ===========

                                                                                                   Market
                                                                                Cost                Value
                                                                             -----------         -----------
Equity Securities
Held-to-Maturity Securities                                                  $        -          $     -
Available-for-Sale Securities                                                      94,947            106,468
Trading Securities                                                                    -                -
                                                                             ------------        -----------
  Total Equity Securities                                                    $     94,947        $   106,468
                                                                             ============        ===========

Net unrealized gain                                                                              $    11,521
                                                                                                 ===========


The net unrealized gain for "Available-for-Sale Securities" decreased by $11,073,000 (net of $5,272,000 in deferred income taxes) from December 31, 1995 to September 30, 1996. There were no unrealized gains and losses from transfers of Held-to-Maturity Securities.

An analysis of the realized gains and losses of the Company for the nine months ended September 30, 1996 is as follows:


                                                                                               (in thousands)
Gross realized gains from sales of Available-for-Sale Securities                                 $   10,148

Gross realized losses from sales of Available-for-Sale Securities                                    (3,377)

Gross realized gains from sales of Held-to-Maturity Securities                                            1

Gross realized losses from sales of Held-to-Maturity Securities                                         (82)
                                                                                                 -----------

Net realized gain from investment activity                                                            6,690

Net realized loss from other investment activity                                                       (406)
                                                                                                 -----------

Total realized gain                                                                              $    6,284
                                                                                                 ==========


The Company uses the specific identification method to determine cost for computing the realized gains and losses. There were no transfers of securities from Available-for-Sale to Trading for the nine months ended September 30, 1996. The Company disposed of certain Held-to-Maturity securities due to deteriorating credit quality, mandatory redemption, or that were within three months of maturity.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Results of Operations

Gross collected premiums increased $29.1 million or 5% to $634.2 million for the three months ended September 30, 1996, from $605.0 million for the same period of 1995. Approximately 49% or $14.2 million of the increase came from the largest product line - Credit Unemployment.

During the three months ended September 30, 1996, total premiums and other revenues were $399.6 million, an increase of $42.4 million over total premiums and other revenues of $357.2 million for the same period in 1995. The increase includes a $37.9 million increase in net premiums earned from the premium growth experienced by the Company's existing clients. The overall growth in invested assets generated an additional $5.2 million of investment income for the third quarter of 1996 as compared to the same period of 1995.

Both the benefits and claims ratio and the operating expenses ratio improved slightly to 37% and 17%, respectively, for the three months ended September 30, 1996, compared to 38% and 18%, respectively, for the same period of 1995. The benefits, claims, losses and settlement expenses include approximately $5.2 million (net of tax) of hurricane losses for the three months ended September 30, 1996. However, this line for the same period of 1995 included $4.7 million (net of tax) of credit bond losses and related expenses including the final settlement of the FDIC litigation. The improvement in the benefits and claims ratio was offset by an increase in the commissions ratio from 42% for the three months ended September 30, 1995, to 44% for the same period of 1996.

Financial Condition

Total assets at September 30, 1996, and December 31, 1995, were $3.4 billion and $3.0 billion, respectively. Invested assets at the same date were $1.9 billion and $1.7 billion, respectively. Approximately $80 million of the increase in invested assets was attributable to additional borrowing under the short-term credit facility during June 1996.

Liabilities were $2.7 billion and $2.5 billion at September 30, 1996, and at December 31, 1995, respectively, and were primarily comprised of insurance liabilities of $2.0 billion and $1.9 billion respectively.

Stockholders' Equity increased $165.3 million from $513.0 million at December 31, 1995, to $678.3 million at September 30, 1996. The Company's issuance, in July 1996, of 2,300,000 shares of convertible preferred stock with a per share stated value of $50 contributed $115 million in additional equity and was the primary cause for the increase. These shares yielded net proceeds of $112 million which were primarily used to reduce the Company's outstanding debt. Also, contributing to the increase was the net income after dividends of $55.2 million which was offset partially by an increase in the unrealized investment losses recorded by the Company. The increase in unrealized investment losses was a result of the impact of increasing interest rates on the market values of the Company's investment portfolio.

Liquidity and Capital Resources

On September 30, 1996, $1.9 billion of securities, short-term investments and cash comprised 58% of the Company's total assets. The securities were principally readily marketable and did not include any significant concentration in private placements.

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

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 6(A) - Exhibits

Exhibit 11 - Statement Re: Computation of Earnings Per Share
Exhibit 27 - Financial Data Schedule (for SEC use only)


Item 6(B) - Reports on Form 8-K

None.