Form 10-K405
period 1996-12-31
AMERICAN BANKERS INSURANCE GROUP INC
filed 1997-03-28
CIK 350571

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from _____________ to _____________

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

                                 Title of Class
                                 --------------
                           Common Stock, $1 Par Value
            $3.125 Series B Cumulative Convertible Preferred Stock,
                           $50 Liquidation Preference

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value on March 21, 1997, of the voting stock held by non-affiliates of the Registrant was approximately $1,015,099,000. Shares of Common Stock held by executive officers and directors who individually own 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates; however, this determination of affiliate status is not necessarily determinative for other purposes.

There were 20,500,000 shares outstanding of the Registrant's Common Stock, $1 par value, as of March 21, 1997.


                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the definitive Proxy Statement for the annual shareholders meeting to be held May 23, 1997 to be filed within 120 days of the Registrant's fiscal year-end are incorporated by reference in Part III of this Form 10-K. Portions of the Form S-3 Registration Statement Number 2-94359; the Registrant's Annual Report on Form 10-K for the years ended 1988, 1990, 1991, 1993, 1994, and 1995; the Registration Statement on Form 8-A filed March 11, 1988; the Registrant's current report on Form 10-Q dated March 31, 1994, June 30,1995, March 31, 1996, and June 30, 1996; the 1987 Annual Meeting Proxy Statement; the Registrant's current report on Form 8-K dated November 14, 1990 are also incorporated by reference in Part IV of this Form 10-K.

================================================================================

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                                AND SUBSIDIARIES

                               Table of Contents



                                                                                                     PAGE
                                          PART I                                                    NUMBER
                                                                                                    ------
Item 1  Business ..................................................................................    2

Item 2  Properties.................................................................................   21

Item 3  Legal Proceedings .........................................................................   21

Item 4  Submission of Matters to a Vote of Security Holders .......................................   22


                                          PART II

Item 5  Market for the Registrant's Common Stock and Related Stockholder Matters ..................   26

Item 6  Selected Financial Data ...................................................................   27

Item 7  Management's Discussion and Analysis of Financial Condition and
          Results of Operations ...................................................................   31

Item 8  Financial Statements and Supplementary Data ...............................................   39

Item 9  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosures ....................................................   75


                                          PART III

Item 10 Directors and Executive Officers of the Registrant ........................................   76

Item 11 Executive Compensation ....................................................................   76

Item 12 Security Ownership of Certain Beneficial Owners and Management ............................   76

Item 13 Certain Relationships and Related Transactions ............................................   76


                                          PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K ...........................   77


PART I

ITEM 1

     BUSINESS

     a.  DEVELOPMENT OF BUSINESS

         American Bankers Insurance Group, Inc. ("ABIG", "American Bankers" or the "Company") was incorporated in Florida on July 24, 1978. ABIG became the holding company of American Bankers Insurance Company of Florida ("ABIC") and American Bankers Life Assurance Company of Florida ("ABLAC") as a result of their merger with wholly-owned subsidiaries of ABIG after approval by their respective stockholders on October 31, 1980. In addition to ABIC and ABLAC, the Company's subsidiaries include American Bankers Compania de Seguros, S.A. ("ABCS"), American Bankers Suguros de Vida, S.A. ("ABSV"), Seguros la Hemisferica, S.A., Federal Warranty Service Corp. ("FWSC"), Sureway, Inc., Caribbean American Life Assurance Company ("CALAC"), Caribbean American Property Insurance Company ("CAPIC"), American Reliable Insurance Company ("ARIC"), Bankers American Life Assurance Company ("BALAC"), Bankers Insurance Company Limited ("BICL"), Bankers Atlantic Reinsurance Company ("BARC"), and five insurance companies referred to collectively as the Voyager Insurance Companies.

         ABIC was incorporated in the state of Florida on October 29, 1947 and ABLAC, a legal reserve life insurance company, was incorporated in the state of Florida on February 6, 1952. ABCS, a wholly owned subsidiary in Mexico, began operations in 1995. ABSV, a wholly owned subsidiary in Argentina, began operations in 1996. Seguros la Hemisferica, S.A., a wholly owned subsidiary in the Dominican Republic, began operations in 1996. FWSC, a wholly owned subsidiary in California, was acquired in 1988. Sureway, Inc., a wholly owned subsidiary in Floria, began operations in 1973. CALAC and CAPIC, wholly owned subsidiaries in Puerto Rico, began operations in 1988 and 1992 respectively. ARIC, a wholly owned subsidiary in Arizona, was acquired by the Company in 1984. BALAC, a wholly owned subsidiary in New York, began operations in 1991. BICL, a wholly owned subsidiary in the United Kingdom, began operations in 1990. BARC, a wholly owned subsidiary in the Turks & Caicos islands, began operations in 1995. The Voyager Insurance Companies were acquired by the Company in 1993 and consist of five companies incorporated in Florida, Georgia and South Carolina.

         The Company's credit-related insurance products consist primarily of credit unemployment, accidental death and dismemberment ("AD&D"), disability, property, and life insurance issued in connection with the financing of consumer purchases. American Bankers also writes non credit-related insurance in markets where it believes it has less competition from other insurers. For example, the Company also sells extended service contracts in connection with consumer purchases.

         For information on the growth of the Company's business for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, see the Gross Collected Premium table set forth below in "Narrative Description of Business."


     b.  BUSINESS SEGMENT DATA

         See Note 12 to the Consolidated Financial Statements on page 65 in Part II Item 8 of this report.

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

         The Company's credit-related insurance products consist primarily of credit unemployment, accidental death and dismemberment ("AD&D"), disability, property, and life insurance issued in connection with the financing of consumer purchases. Credit-related insurance products generally offer a consumer a convenient option to insure a credit card or loan balance so that the amount of coverage purchased equals the amount of outstanding debt. Coverage is generally available to all consumers with few of the underwriting conditions that apply to ordinary term insurance, such as medical examinations and medical history reports. The Company's life and AD&D insurance products generally provide payment in full of the outstanding debt balance in the event of the insured's death. The unemployment and disability products satisfy the minimum monthly loan payment for a specified duration in the event of unemployment or disability. The Company's property insurance products pay the loan balance or the cost of repairing or replacing the insured's merchandise in the event of a loss due to a covered event. The Company avoids lines of insurance characterized by long loss payout periods, such as workers' compensation and most general liability coverages.

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

         American Bankers also writes non credit-related insurance in markets where it believes it has less competition from other insurers. For example, the Company's extended service contracts products pay the cost of repairing or replacing the insured's merchandise in the event of damages due to a covered event. In addition, the Company acts as an administrator for the National Flood Insurance Program, for which it earns a fee for collecting premiums and processing claims. The Company does not assume any underwriting risk with respect to this program.

         The Company's business strategy is to continue developing distribution channels which provide access to large numbers of potential insureds in markets not traditionally served by other insurance companies. In addition, the Company emphasizes long-term relationships and the development of insurance programs designed to meet individual client needs. An essential part of the Company's strategy is to invest in technology which enables American Bankers to accommodate a large group of clients and their customers while simultaneously offering customized insurance programs.

         American Bankers has been able to develop a diverse client base. In 1996, no single client accounted for more than 10% of the Company's gross collected premiums. The Company distributes its products through various markets or distribution channels involving over one thousand clients. Its business is generally not concentrated and the ten largest unrelated clients represent 28% of the Company's gross collected premiums.

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

         The majority of the Company's business utilizes contracts which afford the Company's clients the opportunity to participate in the underwriting results of policies they market to their customers. The "Retro Plan" contract links a client's overall commission to the claims experience on policies marketed to its customers, so that low loss ratios result in higher commissions for the client and high loss ratios result in lower commissions. Another form of participation is a profit sharing contract under which the client participates in up to 50% of the profits generated from its insurance business. The Company also cedes premiums generated by certain clients to the clients' own captive insurance companies or to reinsurance subsidiaries in which clients have an equity interest. For the Company's remaining business, the client's commission is not linked to its claims experience.

         Business Segments

         Life Insurance

            (in thousands)

                          TOTAL ASSETS     NET PREMIUMS       TOTAL REVENUES       OPERATING INCOME*
                                              EARNED
             1996         $1,439,300         $384,000            $437,500               $63,900
             1995          1,333,100          377,100             417,500                44,700
             1994          1,023,600          360,100             394,500                32,000


         *Operating income consists of earnings before interest expense and taxes.

          HIGHLIGHTS

          o Gross collected premiums increased 9% to $763.2 million in 1996 from $702.5 million in 1995.

          o Five products (Credit Life, Credit A&H, Group Life, Mortgage A&H, and Group A&H) contributed 92% of the segment's
                  1996 gross collected premiums. These products are sold through various distribution channels.

          o Operating income increased by 43% to $63.9 million in 1996 from $44.7 million in 1995.

            SUBSIDIARIES

            o    American Bankers Life Assurance Company of Florida (ABLAC)
            o    American Bankers Seguros de Vida, S.A. (ABSV)
            o    Bankers American Life Assurance Company (BALAC)
            o    Caribbean American Life Assurance Company (CALAC)
            o    Voyager Life and Health Insurance Company (VLHIC)
            o    Voyager Life Insurance Company (VLIC)

            MAJOR PRODUCTS

            o    Credit Life
            o    Credit Accident & Health
            o    Group Life
            o    Mortgage Accident & Health
            o    Group Accident & Health

            DISTRIBUTION CHANNELS

            o    Retailers
            o    Financial Institutions
                   Commercial Banks
                   Consumer Finance Companies
                   Mortgage Bankers
                   Savings Institutions
            o    Manufactured Housing, Travel Trailer and Equipment
                  Manufacturers, Dealers and Lenders
            o    Independent Agents



            PROPERTY AND CASUALTY INSURANCE

            (in thousands)

                   TOTAL ASSETS    NET PREMIUMS EARNED     TOTAL REVENUES       OPERATING
                                                                                 INCOME*

          1996     $1,969,700           $994,500            $1,080,700          $91,900
          1995      1,602,200            863,600               934,200           87,400
          1994      1,347,300            734,200               775,300           66,700



            *Operating income consists of earnings before interest expense and taxes.

            HIGHLIGHTS

            o Gross collected premiums increased 9% to $1.7 billion in 1996 from $1.6 billion in 1995. Credit Unemployment and Extended Service Contracts were the products representing the largest premium increases in 1996.

            o    Operating income increased 5% to $91.9 million in 1996 from
                  $87.4 million in 1995.

            SUBSIDIARIES

            o    American Bankers Insurance Company of Florida (ABIC)
            o    American Bankers Compania de Seguros, S.A. (ABCS)
            o    American Reliable Insurance Company (ARIC)
            o    Bankers Insurance Company, Ltd. (BICL)
            o    Caribbean American Property Insurance Company (CAPIC)
            o    Seguros La Hemisferica, S.A.
            o    Voyager Indemnity Insurance Company (VIIC)
            o    Voyager Property and Casualty Insurance Company (VPCIC)

            WARRANTY COMPANIES

            o    Federal Warranty Service Corporation (FWSC)
            o    Sureway, Inc.
            o    Voyager Service Warranties, Inc. (VSW)
            o    Voyager Service Programs, Inc. (VSP)

            MAJOR PRODUCTS

            o    Credit Unemployment
            o    Credit Property
            o    Extended Service Contracts
            o    Mobilehome Physical Damage
            o    Credit Accident & Health

            DISTRIBUTION CHANNELS

            o    Retailers
            o    Financial Institutions
                   Commercial Banks
                   Consumer Finance Companies
                   Mortgage Bankers
                   Savings Institutions
            o    Manufactured Housing, Travel Trailer and Equipment
                  Manufacturers, Dealers and Lenders
            o    Independent Agents



            For additional Business Segment Information see page 29 in Part II
Item 6 of this report.

            PRODUCTS

            The following table sets forth the gross collected premiums of the Company's major insurance products:

                                                                    GROSS COLLECTED PREMIUMS
                                                                    MAJOR INSURANCE PRODUCTS

                                                                    YEARS ENDED DECEMBER 31

                                                1996              1995            1994               1993               1992
                                                ----              ----            ----               ----               ----
                                                                              (in millions)

Credit Unemployment                      $     489.4        $     410.8    $      269.8       $      172.9       $      127.9
Credit A&H                                     377.6              349.0           244.5              182.8              174.0
Credit Property                                336.9              367.7           354.2              268.6              187.2
Credit Life                                    309.5              287.2           211.7              165.5              152.1
Extended Service Contracts                     203.9              129.5            19.3               12.0               10.7
Mobilehome Physical Damage                     132.2              137.3           121.4              100.1               41.6
Homeowners                                      93.7              101.1            87.0               85.6               91.5
Mortgage A&H                                    66.6               53.3            49.1               44.3               37.4
Group A&H                                       50.7               39.6            26.4               27.7               22.4
Livestock Mortality                             46.6               40.8            48.6               51.9               29.6
All Other (1)                                  385.7              370.3           329.1              315.8              246.0
                                       -------------- ------------------ --------------- ------------------ ------------------
      Total                               $  2,492.8         $  2,286.6     $   1,761.1        $   1,427.2        $   1,120.4
                                       ============== ================== =============== ================== ==================



---------------

(1) "All Other" represents a large number of products, approximately 50 to 60 each year. The most significant in 1996 and 1995 are the flood and surety products.


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

         Of the Company's "Major Insurance Products", eight are associated with the Financial Market Products.

                            Personal Insurance Lines

         The Company also derives revenues from non credit-related insurance products and services. These products and services principally consist of: (i) group life and group disability, (ii) individual life and disability products sold through employer-sponsored payroll deduction programs, (iii) administration fees earned in connection with the National Flood Insurance Program, iv) livestock mortality insurance,
         (v) individual life insurance and annuity products sold principally in Latin America and the Caribbean, and (vi) surety coverages.

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

         With respect to the Company's non credit-related insurance products, the Company utilizes traditional underwriting techniques. The Company seeks to ensure the quality of its business by maintaining strict underwriting standards. In underwriting individual life policies, the Company employs medical questionnaires, medical examinations, and current reports from the Medical Information Bureau. Group underwriting takes into account demographic factors such as age, gender and occupation of members of the groups. The Company also seeks to reduce its risk exposure by avoiding lines of insurance characterized by long loss payout periods, such as workers' compensation and most general liability coverages.

         Marketing

         American Bankers markets its credit-related insurance programs as a wholesale distributor through several defined distribution channels:
         Consumer Finance Companies, Mortgage Bankers, Electric, Gas, and Telephone Utilities, Savings Institutions, Commercial Banks, Manufactured Housing, Travel Trailer and Equipment Manufacturers, Dealers, Lenders, and Retailers. These distribution channels constitute the Company's Financial Market distribution channel. The distribution channel for the Company's Personal Insurance Lines is primarily Independent Agents.

         At December 31, 1996, the Company had 86 salaried sales representatives and 15 sales managers located in 14 regional sales offices throughout the U.S., Canada, Puerto Rico, the United Kingdom and Latin America. Employees in the regional sales offices solicit potential new clients and service existing clients. These sales personnel typically have work experience in the client's industry and have received extensive sales and product training from the Company. The Company's sales personnel provide ongoing service and advice to clients to assist them in marketing the Company's insurance products and attempt to gain new clients by illustrating how the client can provide a value-added service to its customers and at the same time enhance their profitability by marketing the Company's products. Specifically, the Company's sales personnel approach each potential client with a structured four-call process: (i) initial contact, (ii) gathering information and analyzing the prospect's needs, (iii) presenting a program tailored to those needs, and (iv) agreeing to and implementing a program that is satisfactory to both the client and the Company.

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

         Distribution Channels
         ---------------------

         The following is a discussion of the distribution channels for the Financial Market Products:

         Consumer Finance Companies

         The client base consists of consumer and commercial finance companies, leasing and second mortgage institutions, and mortgage brokers. Because many major consumer finance companies have their own captive insurance companies, approximately half of the premiums written historically have been ceded to these captive insurance companies. Therefore, a substantial portion of the income in this area is derived from the management fees paid by clients' captive companies for processing and servicing this insurance.

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

         Manufactured Housing and Travel Trailer Manufacturers and Lenders

         The Company provides property insurance and credit related products to purchasers of mobilehomes and travel trailers. Products are distributed primarily through manufactured housing, motor home and travel trailer manufacturers, dealers and lenders.

         Retailers

         The Company is a major provider of credit-related insurance and is a provider of extended service contracts products to the retail industry. This client base includes department and specialty stores, home furnishings and home improvement stores, appliance and electronic stores, general merchandise and automotive chains, jewelry stores, catalogs and rental companies. To further enhance its market position in this area, the Company develops customized direct mail and telemarketing programs for these clients. Premiums are generated from mailings included in monthly credit card statements or are generated at the point of sale.

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

         Other products sold through agents include livestock insurance which primarily covers animal mortality, and surety coverages.

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

         Investments

         The functions of the investment department are an integral part of any insurance company's operations. The Company's investment department is guided by strategic objectives established by the Finance Committee of the Board of Directors. The major investment objectives are:

         o To ensure adequate safety of investments and to protect and enhance capital.

         o    To maximize risk-adjusted, after-tax return on investments.

         o To make prudent investment decisions based on the current market environment.

         o To provide sufficient liquidity to meet cash requirements with minimum sacrifice of investment returns.

         In seeking to achieve these objectives, the Company invests predominantly in fixed income securities of the U.S. Government or its agencies, collateralized mortgage obligations ("CMOs") and investment grade corporate bonds. Protection against default risk is a primary consideration. The CMOs are tested for volatility prior to purchase.

         Interest rate risk is controlled by matching the average duration of invested assets with the average duration of the policy liabilities. Investment department personnel work closely with the Company's actuaries to ensure that this balance is maintained.

         Private investments are made selectively to support the insurance business. These investments comprise about 2% of the fixed maturities portfolio. While these Company underwritten investments are non-rated, a careful evaluation of creditworthiness is performed before an investment is made. This analysis helps to ensure that prudent investment standards are maintained, even in the non-rated portfolio holdings.

         The Company's equity portfolio is managed by outside investment advisors who are monitored on a regular basis against established performance benchmarks.


          Quality of Fixed Maturities                           Maturity of Fixed Maturities
   =========================================               =====================================
   AAA                                   57%               0-1 Years                         10%
   AA                                     6%               1-5 Years                         70%
   A                                     20%               5-10 Years                        16%
   BBB                                   14%               10-20 Years                        3%
   BB/NR                                  1%               Over 20 Years                      1%
   Private Placement                      2%                                          ----------
                                  ----------                                                100%
                                        100%

At December 31 (in thousands):



AT CARRYING VALUE:                                1996           1995            1994           1993          1992
---------------------------------------- -------------- -------------- --------------- -------------- -------------
FIXED MATURITIES
   Corporate - Fixed Rate                     $679,800       $346,000        $229,900       $169,200      $195,400
   Corporate - Adjustable Rate                  19,900         15,000          14,400          4,900        10,800
   Corporate - Convertible                       5,400          6,000                          1,400         5,500
   State and Municipal                         137,500        123,500         109,800         79,800        60,600
   U.S. Government                             741,600        817,900         631,400        567,800       455,100
   Foreign Govt & Jurisdiction                  67,100         61,900          36,200         30,100        26,700
   Installment Loans                            14,000         17,300          22,200         22,200        24,900
---------------------------------------- -------------- -------------- --------------- -------------- -------------
                                            $1,665,300     $1,387,600      $1,043,900       $875,400      $779,000
---------------------------------------- -------------- -------------- --------------- -------------- -------------
EQUITY SECURITIES
   Preferred - Fixed Rate                      $27,800        $38,400         $16,600        $15,000       $11,000
   Preferred - Convertible                       5,800            700             600          5,900         5,800
   Common                                       79,300         73,900          48,200         52,600        42,800
---------------------------------------- -------------- -------------- --------------- -------------- -------------
                                              $112,900       $113,000         $65,400        $73,500       $59,600
---------------------------------------- -------------- -------------- --------------- -------------- -------------
Mortgage Loans                                 $10,200        $11,800         $13,800        $15,500       $17,600
Policy Loans                                     8,300          7,800           6,800          6,700         5,900
Real Estate                                      5,600          3,100           3,800          4,200         5,800
Short-Term & Other Investments
(principally invested cash)                    166,100        165,100         131,200        135,600       114,200
---------------------------------------- -------------- -------------- --------------- -------------- -------------
                                              $190,200       $187,800        $155,600       $162,000      $143,500
---------------------------------------- -------------- -------------- --------------- -------------- -------------
TOTAL INVESTMENTS                           $1,968,400     $1,688,400      $1,264,900     $1,110,900      $982,100
======================================== ============== ============== =============== ============== =============



The amounts for 1994 and forward are reported in accordance with FASB Statement 115.

                             NET INVESTMENT INCOME
                            (in millions of dollars)

                          1996                  $   121
                          1995                       99
                          1994                       74
                          1993                       70
                          1992                       68


Other information with respect to investments is included in Note 3 to the Consolidated Financial Statements on page 49 in Part II Item 8 of this report.

         REINSURANCE

         The Company's insurance subsidiaries reinsure that portion of risk in excess of $250,000 under an ordinary life policy, and $300,000 under a property policy. In addition, coverage is obtained for the Company's property business as protection against catastrophic losses. This coverage is mainly related to the Company's homeowner, mobilehome physical damage and credit property products. The Company has excess of loss catastrophe reinsurance providing coverage per catastrophe on property losses of $30 million excess of a $15 million retention exclusive of any recoveries from the proportional reinsurance described above. Additional coverage is provided through aggregate stop loss coverage if the net loss ratio (after deducting all other reinsurance) exceeds 37.3%. The Company believes that its catastrophe reinsurance coverage continues to be adequate. The reinsurance market showed signs of stabilization in 1996.

         The Company's reinsurance receivable and prepaid reinsurance premiums at December 31, 1996 totaled $709.7 million. The Company's reinsurance was placed with numerous reinsurers including the following significant reinsurers: (i) Triton Insurance Company, (ii) Lincoln National Life Insurance Company, and (iii) Caterpillar Insurance Company, Limited. The Company historically has not experienced any material losses in collection of reinsurance receivables.

         CERTAIN FACTORS COMMON TO THE OPERATIONS OF INSURANCE COMPANIES

         Government Regulation

         The Company and its insurance subsidiaries are subject to regulation and supervision by the states in which the Companys insurance subsidiaries transact business. This regulation is designed primarily to ensure the financial stability of insurance companies and to protect policyholders, rather than stockholders or creditors. State insurance regulatory agencies have broad administrative powers to grant and revoke licenses to transact business, regulate trade practices, establish guaranty associations, license agents, require approval of policy forms and premium rates on certain business prior to use, establish reserve requirements, determine the form and content of required financial statements, determine reasonableness and adequacy of capital and surplus and prescribe the types of permitted investments and the maximum concentrations of certain classes of investments.
         These agencies also conduct periodic detailed examinations of the books, records and accounts of insurance companies domiciled in their states, generally once every three to five years. Applicable state insurance laws, rather than federal bankruptcy laws apply to the liquidation or the reorganization of insurance companies.

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

         The National Association of Insurance Commissioners (NAIC) develops and modifies model laws and regulations which may be modified and adopted by the various states to meet their perceived needs and concerns regarding business written in the state. While these model laws and regulations have no effect on the Company until adopted by the states, the activities of the NAIC provide useful insight into laws or regulations that might be adopted by the various states. In the area of credit insurance, the Creditor-Placed Insurance Model Act adopted in 1996 by the NAIC allows state regulators to take into account factors other than losses in determining the reasonableness of credit insurance rates. The NAIC also took action in 1995 on credit life insurance by adopting an alternative approach to strict loss ratio based rate making which allows state regulators to take into account factors other than losses in determining the reasonableness of credit insurance rates. Neither of these actions is expected to significantly affect the Companys operations. With respect to investment practices, in 1996 the NAIC adopted the Investments of Insurers Model Act which provides a well-capitalized insurer more discretion and flexibility in its investing practices. The Board of Directors also reviews the investment policies of the Companys insurance subsidiaries.

         Recent federal initiatives that may affect the industry have focused on Superfund reform and dealing with the cleanup of pollution sites.
         Among issues pending are the determination of retroactive liability and a proposed insurer specific tax. No prediction can be made as to whether any such initiatives will ultimately result in legislation or the form that any such legislation might take.

         Financial Regulation

         Insurance companies are required to file detailed annual and quarterly statements with state insurance regulators in each of the states in which they do business. In addition, the Companys insurance subsidiaries are required to comply with a minimum risk-based capital (RBC Standards) developed by the NAIC. Under the RBC standards - risk specific for each company - areas such as asset risk, insurance risk, interest risk, and business risk are evaluated and compared to the Companys capital and surplus to determine relative solvency margins. Standards for the RBC formula were approved by regulators and effective for 1993 statutory financial statements for life companies and in 1994 for property and casualty companies. All of the Companys insurance subsidiaries meet the minimum risk-based capital requirements and requires no action based on the criteria described above.



         Dividend Regulation

         The Company is a legal entity separate and distinct from its subsidiaries. As a holding company with no other business operations, its primary sources of cash needed to meet its obligations are dividends and other payments from its insurance subsidiaries.

         The Companys insurance subsidiaries are subject to various regulatory restrictions on the maximum amount of payments, including dividends, loans or cash advances that they may make to the Company without obtaining prior regulatory approval. As Florida domiciled insurance companies, ABIC and ABLAC are subject to Florida requirements that insurance company dividends must receive prior regulatory approval unless, either (i) such dividends do not exceed the larger of: (a) the lesser of 10% of surplus or net gain from operations (ABLAC) or net income (ABIC), not including realized capital gains, plus a 2-year carryforward for ABIC, (b) 10% of surplus, with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains; or (c) the lesser of 10% of surplus or net investment income (net gain before capital gains for ABLAC) plus a 3-year carryforward (2-year carryforward for ABLAC) with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains; or (ii) the dividend is equal to or less than the greater of: (a) 10% of the insurers surplus as to policyholders derived from realized net operating profits on its business and net realized capital gains; or the insurers entire net operating profits and realized net capital gains derived during the immediately preceding calendar year; and (b) the insurer will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend is made. As an Arizona domiciled insurance company, ARIC must receive prior regulatory approval unless such dividends do not exceed the lesser of either 10% of surplus as regards policyholders or the net investment income. As Puerto Rico domiciled companies, CALAC and CAPIC shall not pay any cash dividend to stockholders except out of that part of its unassigned surplus funds which is derived from any realized net profits on its business. As a New York domiciled company, BALAC must file notice of its intention to declare a dividend and the amount thereof with the superintendent of insurance who may disapprove such distribution if he finds that it is not warranted by the companys financial condition. The Voyager Insurance Companies are domiciled in Georgia and South Carolina. Georgia and South Carolina require prior regulatory approval for dividends in excess of the greater of (i) 10% of a companys surplus as regards policyholders or
         (ii) net gain from operations for life companies, or net income, not including realized capital gains for non-life companies, as of the preceding year end.

         If insurance regulators determine that payment of a dividend or any other payment to an affiliate (such as a payment under a tax allocation agreement or for employee or other services or pursuant to a surplus debenture) would, because of the financial condition of the paying insurance company or otherwise, be hazardous to such insurance companys policyholders or creditors, the regulators may block payment of such dividends or such other payment to the affiliates that would otherwise be permitted without prior approval.

         See other information with respect to dividend regulation in Note 8 to the Consolidated Financial Statements on page 55 in Part II Item 8 of this report.

         Change of Control Regulation

         The states in which the Companys insurance subsidiaries are domiciled have enacted legislation or adopted administrative regulations affecting the acquisition of control of insurance companies as well as transactions between insurance companies and persons controlling them. Most states require administrative approval of the acquisition of control of an insurance company incorporated in the state or the acquisition of control of an insurance holding company whose insurance subsidiary is incorporated in the state. In Florida, the acquisition of 5% of such shares is generally deemed to be the acquisition of control for the purpose of the holding company statutes and requires not only the filing of detailed information concerning the acquiring parties and the plan of acquisition, but also administrative approval prior to the acquisition. In the other states in which the Companys insurance subsidiaries are domiciled, however, an acquisition of 10% of such shares is generally deemed to be the acquisition of control. In many states, the insurance authority may find that control in fact does or does not exist in circumstances in which a person owns or controls either a lesser or a greater amount of securities.

         Competition

         The historical competitors of the Company consist of both stock and mutual insurance companies. Some competing companies, both stock and mutual, have been in business for a longer time, are more widely known by reason of such factors as age and size, and have greater financial resources than the Company. However, due to the specialized nature of the markets served and products offered, the Company's competitors differ among the different geographic locations and market segments in which the Company conducts business.

         Banks have begun to market and underwrite insurance products which may lead to increased competition. However, because the Company's products do not include traditional life insurance products, the Company does not expect to be significantly impacted. In addition, lending institutions have begun to issue debt cancellation agreements, which are similar to the Companys credit life and disability products. The Company is unable to predict the market effect that this development may have.

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

         Information on the Company's Reserves appears in Note 4 to the Consolidated Financial Statements on page 52 in Part II Item 8 of this report.

         Property and Casualty Losses and Loss Adjustment Expenses

         The consolidated financial statements include estimated provisions for unpaid losses and loss adjustment expenses (LAE) applicable to the Company's property and casualty insurance subsidiaries. Currently, these subsidiaries write principally credit unemployment, credit property, extended service contracts, mobilehome physical damage, homeowners, and livestock lines of business throughout the United States, Canada, the Caribbean, and the United Kingdom. Such liabilities are established using a combination of case basis estimates and statistical projections and include provisions for claims incurred but not yet reported as of the balance sheet date.

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

         The following table shows the development of the estimated liability for the ten years prior to 1996.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                  DOMESTIC PROPERTY AND CASUALTY SUBSIDIARIES
          ANALYSIS OF REPORTED BALANCE SHEET LOSS AND LAE DEVELOPMENT
                                   GAAP BASIS
                                 (IN THOUSANDS)

                  1986       1987      1988       1989      1990      1991       1992      1993       1994       1995        1996
Liability
for Unpaid
Losses
& LAE            $63,804   $79,915    $83,873   $83,328   $87,262    $89,626   $94,531   $117,080   $137,936   $163,918     $187,212


LIABILITY RE-ESTIMATED AS OF:
1 year later     $75,086   $89,495     79,857*   88,054*   79,291*    83,107*  106,007*   119,810*   144,123*   168,188*
2 years later    $80,793    87,088*    84,156*   84,112*   83,882*    85,203*  110,226*   136,905*   150,478*
3 years later     81,023*   92,783*    83,415*   88,843*   86,954*    89,697*  122,481*   148,475*
4 years later     86,138*   93,414*    87,017*   90,476*   91,670*   104,249*  136,894*
5 years later     88,035*   96,420*    89,180*   96,419*  106,458*   119,228*
6 years later     90,248*   99,029*    94,541*  111,122*  118,389*
7 years later     93,079*  104,150*   109,473*  119,976*
8 years later     98,186*  119,273*   117,301*
9 years later    113,338*  127,056*
10 years later   121,109*
Cumulative
(Deficiency)
Redundancy      $(57,305) ($47,141)  ($33,428) ($36,648) ($31,127)  ($29,602) ($42,363)  ($31,395)  ($12,542)   ($4,270)


CUMULATIVE AMOUNT OF LIABILITY PAID THROUGH:
1 years later    $44,862   $53,374    $45,460*  $52,144*  $49,983*   $48,399*  $63,922*   $65,901*   $71,654*   $93,449*
2 years later    $57,549    63,779*    59,865*   64,778*   61,736*    60,540*   85,500*    92,249*    96,417*
3 years later     61,867*   72,704*    67,232*   71,287*   68,174*    68,190*  101,603*   107,401*
4 years later     68,841*   78,370*    71,444*   74,210*   73,273*    80,932*  112,557*
5 years later     73,678*   81,840*    73,394*   78,292*   84,642*    90,090*
6 years later     76,208*   83,604*    76,938*   89,410*   90.447*
7 years later     77,862*   86,856*    87,886*   91,789*
8 years later     80,973*   97,766*    89,234*
9 years later     91,870*   99,050*
10 years later    93,141*

                                                                                         $158,359   $187,999   $239,357   $267,944
Gross Liability - end of year**                                                            41,279     50,063     75,439     80,732
                                                                                         --------   --------   --------   --------
Net Liability - end of year **                                                           $117,080   $137,936   $163,918   $187,212

Gross Re-estimated Liability **                                                          $194,592   $199,861   $244,374
Re-estimated Reinsurance Recoverable                                                       46,117    (49,383)    76,186
                                                                                         --------   --------   --------
Net Re-estimated Liability **                                                            $148,475   $150,478   $168,188

Gross Cumulative (Deficiency)                                                             (36,233)   (11,862)    (5,017)


* Indicates amounts are net of collected salvage and subrogation to conform with the presentation of Schedule P in the 1996 Statutory Reports filed with the state regulatory authorities.

**Amounts do not include issued but unpresented claim drafts as of December 31; $1,546 (1992), $2,411 (1993), $1,322 (1994), $1,576 (1995),
  and $1,374 (1996).

The table in the preceding page presents the development of balance sheet liabilities for 1986 through 1996. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The upper portion of the table shows the re-estimated amount of the previously recorded liability based on the experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

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

The effect on income of the past three years of changes in estimates of the liabilities for losses and LAE is shown in Note 4 to the Consolidated Financial Statements on page 53 in Part II Item 8 of this report.

For the Company, the financial guarantee line is represented by its credit bond insurance where litigation and certain related legal issues have historically served to complicate the reserving process. Effective with 1995 settlements, credit bond insurance is not expected to produce any future impact.

The Company's reserve development includes the effects from losses experienced from reinsurance pools in which the Company discontinued participation effective on or prior to 1981. The Company reported pre-tax losses in its discontinued reinsurance pools of $8.3 million in 1996, $7.3 million in 1995 and $4.2 million in 1994. The business is long tail in nature, and losses have exceeded both Company and industry expectations, primarily as a result of evolving legal theory and application which exceeded the intended scope of coverage when the policies were written. The Company's insurance liability, which is secondary and excess in nature, does not surface until the underlying primary coverages and other reinsurance coverages if any, are exhausted. Loss experience has developed in excess of historical experience because of the legal development of cases, including asbestos, environmental and pollution cases. The Company's experience can differ significantly from that of other insurers which wrote the primary coverages directly. The reserves are reviewed, at a minimum annually, by both the reinsurance intermediaries, where the claim liabilities are initially established, and by the Company's actuaries. Lack of historical development indicative of ultimate claim cost and a changing legal definition of what the ultimate liability will be, has created significant uncertainty and has consequently led to underreserving. The Company continues to evaluate and review reserve adequacy in this area using, among other analyses, studies supplied by the Reinsurance Association of America and any adjustments made are reflected in current year results. Federal government Superfund proposals which would change or define the liability for pollution claims add to the uncertainty. Given the inconsistencies of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties, it is not presently possible to quantify the ultimate exposure. As a result, the Company expects that future earnings may be adversely affected by environmental and asbestos claims, although the amounts cannot be reasonably estimated. However, based on its actuarial studies and analysis, the Company believes it is not likely these claims will have a material adverse effect on the Company's financial condition. At December 31, 1996, the Company holds $31.9 (gross) million of reserves related to the reinsurance pools.

No specific formula adjustment is made to the reserves in connection with anticipated inflation; however, most coverages relate to property settlements which occur relatively quickly. The Company establishes full reserves on all lines (net of anticipated salvage and subrogation) and does not employ discounting in its reserving process.

The differences between the December 31, 1996 liability for losses and LAE reported in the accompanying consolidated financial statements in accordance with generally accepted accounting principles (GAAP) and that reported in the annual statement filed with state insurance departments in accordance with statutory accounting practices (SAP) are as follows:

    Liability reported on a SAP basis, net of intercompany
    elimination for reinsured claim liabilities with affiliated
    life and health companies                                                         $190,484,000

    Deduct estimated salvage and subrogation recoveries
    recorded on a cash basis for SAP purposes and on an
    accrual basis for GAAP purposes                                                     (3,272,000)
                                                                                        ----------

    Liability reported on a GAAP basis for the domestic Property and
    Casualty subsidiaries before unpresented claim drafts and
    translation of foreign branch operations                                           187,212,000

    Deduct unpresented claim drafts reported as other liabilities for SAP purposes, but reported as claim liabilities for GAAP
    purposes, and translation of foreign branch operations                              (1,374,000)
                                                                                        ----------

    Liability reported on a GAAP basis - domestic Property and
    Casualty subsidiaries only                                                         185,838,000

    Add reserves of foreign subsidiaries not included in
    consolidated statutory liability                                                    11,050,000
                                                                                        ----------

    Liability reported on a GAAP basis (net)                                           196,888,000

    Add Reinsurance Recoverable for ceded unpaid losses
    (domestic of $80,732,000 and foreign of $20,276,000)                               101,008,000
                                                                                       -----------

    Liability reported on a GAAP basis (gross)                                        $297,896,000
                                                                                      ------------


           EMPLOYEES

           As of December 31, 1996, the Company employed 2,874 people.

     d.    FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

           For financial information about foreign and domestic operations see
           Note 12 to the Consolidated Financial Statements on page 65 in Part II Item 8 of this report.

ITEM 2

     PROPERTIES

     The headquarters building is located at 11222 Quail Roost Drive, Miami, Florida 33157,and is approximately 415,000 square feet in size. The building is used exclusively for general office use, except for a portion which functions as the Company's warehouse. Certain other properties are infrequently acquired through foreclosures of mortgage loans in which ABLAC has invested. ABLAC holds and operates such properties until sale can be effected.

ITEM 3

     LEGAL PROCEEDINGS

     Except as discussed in the following paragraph, there are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.

     LITIGATION

     Following is a description of material legal proceedings:

     ALABAMA AND OTHER LITIGATION:

     Certain of ABIG's subsidiaries, including ABIC, ABLAC, and Voyager, are presently parties to a number of individual consumer and class action lawsuits pending in Alabama involving premium, rate and policy coverage issues. While a number of similar suits have been filed in other jurisdictions, the insurance and finance industries have been targeted in Alabama by plaintiffs' lawyers who enjoy a favorable judicial climate. The Company typically has been named as a co-defendant with one or several retailer or finance companies who have sold the Company's product to a consumer. A number of other credit insurers are named as co-defendants in many of the suits.

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

     While no one case is necessarily significant in terms of financial risk to the Company, the judicial climate in Alabama is such that the outcome of these cases is extremely unpredictable. Without admitting any wrongdoing, the Company has settled a number of these suits, but there are still a significant number of cases pending, and it is expected that more suits alleging essentially the same causes of action are likely to continue to be filed during 1997. The Company intends to continue to defend itself vigorously against all such suits and believes, based on information currently available, that any liabilities that could result are not expected to have a material effect on the Company's financial position.

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

ITEM 4

     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

                      EXECUTIVE OFFICERS OF THE REGISTRANT



Set forth below is information concerning each of the Executive Officers of the Company and the Executive Officers of the Company's subsidiaries:


                                                           POSITION AND OFFICES WITH THE COMPANY;
                                                          PRINCIPAL OCCUPATION FOR PAST FIVE YEARS
NAME                           AGE                            AND OTHER DIRECTORSHIPS, IF ANY
----                           ---                        ----------------------------------------

R. Kirk Landon                  67    Chairman  of  the  Board  (1990-Present);   Chief  International  Officer
                                      (1996-Present);  Chief  Executive  Officer  of the  Company  (1980-1995);
                                      Chief  International  Officer  (1996-Present)  of ABIC and  ABLAC;  Chief
                                      Executive  Officer  (1989-1995)  of ABIC  and  ABLAC;  Director  of BALAC
                                      (1990-1995);  Director  of BICL  (1993-Present);  Director  of CALAC  and
                                      CAPIC  (1992-1996);   Director  of  VGI,  VLIC,  and  VLHIC  (1993-1995);
                                      Director of Mayor's Jewelers (jewelry retailers (1987-Present).

Gerald N. Gaston                64    Chief Executive  Officer  and  President  (1996-Present);  President  and
                                      Chief  Operating  Officer  (1982-1995); Vice Chairman of the Board (1980-
                                      Present) of the Company. Chief Executive Officer (1996) of ABIC &  ABLAC;
                                      Chairman of the Board (1991-Present), Vice  Chairman  of the Board (1990-
                                      1991) and Chief Operating Officer (1990-1995) of ABIC and ABLAC; Chairman
                                      of  the  Board,  ARIC  (1993-present);  Director of BALAC (1981-Present);
                                      Chairman of the Board and President of BARC  (1995-1996); Chairman of the
                                      Board  of  VGI,  VLHIC,  and  VLIC   (1993-present);  Director  of  Inter
                                      Continental Bank (1993-1995)

Eugene E. Becker                47    Chief Executive Officer (1996-Present) of ABIC and ABLAC; Executive Vice
                                      President (1991-Present) of the Company; Chief Executive Officer of VGI,
                                      VLHIC,  and  VLIC  (1996);  and  Chief  Marketing Officer of the Company
                                      (1991-1995); President of ABIC (1989-1996);  Executive Vice President of
                                      ABLAC (1983-1989); Director, Financial Markets of ABIC and ABLAC  (1983-
                                      Present); Director (1989-1996) of ARIC; CEO (1996)  of  ARIC; President,
                                      ARIC  (1993-1996);  Chairman  of  the  Board  (1991-Present)  of  BALAC;
                                      Director  of   BARC  (1995-Present);  President  (1993-1996)  and  Chief
                                      Operating Officer (1993-1995) of VGI, VLHIC, and VLIC.




                                                           POSITION AND OFFICES WITH THE COMPANY;
                                                          PRINCIPAL OCCUPATION FOR PAST FIVE YEARS
NAME                           AGE                            AND OTHER DIRECTORSHIPS, IF ANY
----                           ---                        ----------------------------------------


Floyd G. Denison                53    Executive  Vice  President  -  Finance  of the  Company,  ABIC and  ABLAC
                                      (1996-Present).  Executive Vice President and Director,  Corporate  Asset
                                      Management  of  the  Company   (1991-1996);   Treasurer  of  the  Company
                                      (1986-1991);  Executive  Vice  President,  Investments  of ABIC and ABLAC
                                      (1996-Present),   Senior  Vice President,  Investments, of ABIC and ABLAC
                                      (1983-1996);  Vice  President  of BALAC  (1991-Present);  Chairman of the
                                      Board  of  BARC  (1996-Present);  Director of BICL (1995-1996);  Director
                                      of  VIIC,  VLIC,  VLHIC (1996-Present); Director of VPCIC (1993-Present).

Jay R. Fuchs                    41    President  of ABLAC  (1991-Present);  President  of ABIC  (1996-Present);
                                      Executive  Vice   President   of   ABIC (1996);  Director, ABIC and ABLAC
                                      (1991-Present);  Executive Vice President, Financial Markets of ABIC  and
                                      ABLAC (1988-1991);  Director (1991-Present) and President  (1996-Present)
                                      of  BALAC;  Director  of VLIC  and  VLHIC (1993-Present). Director of VGI
                                      (1993-1995), VIIC, VPCIC (1993-Present).

Leonardo F.Garcia               45    Vice  President  and Treasurer of the Company  (1996-Present);  Secretary
                                      of  the  Company  (1994-1996);   Senior  Vice  President  and  Secretary,
                                      Corporate Planning and Acquisitions of ABIC and ABLAC  (1994-1996);  Vice
                                      President  of  Investments  (1993-1995);  Secretary  of VGI  (1994-1996).
                                      Assistant  Secretary of ARIC  (1995-1996);  Director  (1995-Present)  and
                                      Secretary   (1994-1996)   of   BALAC;   Secretary   of  CALAC  and  CAPIC
                                      (1994-1996);  Director and  Secretary of BARC  (1995-1996);  Secretary of
                                      VGI,  VPCIC,  (1994-1996);   Assistant  Secretary of VIIC, VLIC and VLHIC
                                      (1994-1996).

Arthur W. Heggen                51    Secretary of the Company (1996-Present);  Vice President and Treasurer of
                                      the Company (1991-1996);  Vice President and Principal Accounting Officer
                                      of  the  Company   (1990-1991);   Senior  Vice  President (1990-Present),
                                      Secretary  (1996-Present)  of  ABIC  and  ABLAC;  Vice President of BALAC
                                      (1995-1996);  Secretary and Director of BALAC  (1996-Present);  Secretary
                                      of VGI  VPCIC, CALAC, and CAPIC (1996-Present); Assistant Secretary VIIC,
                                      VLIC, and VLHIC (1996-Present).


                                                           POSITION AND OFFICES WITH THE COMPANY;
                                                          PRINCIPAL OCCUPATION FOR PAST FIVE YEARS
NAME                           AGE                            AND OTHER DIRECTORSHIPS, IF ANY
----                           ---                        ----------------------------------------


Jason Israel                    44    Executive Vice President,  Administration (1996-Present);  Executive Vice
                                      President,  Operations,  of  ABIC  and  ABLAC  (1993-1995);  Senior  Vice
                                      President,  Financial  Operations,  of ABIC and ABLAC (1992); Senior Vice
                                      President,  Profits,  of ABIC and ABLAC  (1990-1992);  Vice  President of
                                      BALAC  (1995-Present);  Executive  Vice  President  of  CALAC  and  CAPIC
                                      (1995-Present)

Michael T. Ray                  43    Executive  Vice  President,  Information  Services,  of  ABIC  and  ABLAC
                                      (1996-Present);  First  Senior Vice  President,  Personal  and  Financial
                                      Sales,  of ABIC and  ABLAC  (1994-1995);  First  Senior  Vice  President,
                                      Marketing   Director,   of  ABIC  and  ABLAC  (1992-1994);   Senior  Vice
                                      President, Financial Insurance Processing, of ABIC and ABLAC (1990-1992).

Stephen T. Williams             45    Executive Vice  President,  Subsidiaries  (1996-Present)  of the Company;
                                      Chief  Executive  of  VGI,  VIIC,  VLIC, VLHIC, and VPCIC (1996-Present);
                                      Chief  Executive Officer (1996-Present) ARIC. Executive  Vice  President,
                                      Marketing Director, of ABIC and ABLAC  (1996-Present);  First Senior Vice
                                      President,  Marketing Director of ABIC and ABLAC (1994-1995); Senior Vice
                                      President, Regional  Sales,  of ABIC and ABLAC  (1988-1993).  Director of
                                      BALAC (1990-Present); President (1991-1995) and Executive  Vice President
                                      of BALAC (1996-Present).



None of the Executive Officers named above are involved in legal proceedings as defined in Regulation S-K, Item 401(f). Information with respect to promoters and control persons is not applicable.

PART II

ITEM 5

     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     a.    MARKET FOR COMMON STOCK

                     Common Share Prices and Dividend Data

                                  FIRST                SECOND                  THIRD                 FOURTH
                                 QUARTER               QUARTER                QUARTER                QUARTER
                                 -------               -------                -------                -------
1996
----
High                              $39.88                 $44.25                 $50.38                 $52.38
Low                                33.25                  32.50                  39.50                  45.75
Dividend                            0.19                   0.20                   0.20                   0.20

1995
----
High                              $31.13                 $32.88                 $37.38                 $39.38
Low                                23.38                  26.63                  30.75                  34.63
Dividend                            0.18                   0.19                   0.19                   0.19


         The last sale price per share of the Company's stock on the last trading day of 1996, as reported by NASDAQ, was $51.13.

         COMMON SHARES

         American Bankers Insurance Group, Inc. is traded over-the-counter under the NASDAQ symbol ABIG. The stock appears in the NASDAQ National Market stock table. This table presents the high, low and closing sales prices for the stock under the abbreviation AMBKRSINS.

         The ending market price as of March 21, 1996 was $53.50.

   b.    APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

         At December 31, 1996, there were 1,532 registered shareholders.

   c.    DIVIDENDS PER SHARE OF COMMON STOCK

         For information of the dividends paid per common share see the Table of data in Item 5 a. above.

         The Company expects to continue its policy of paying regular cash dividends; however, future dividends are dependent on future earnings, capital requirements and financial condition. For more information regarding liquidity and capital resources see page Part II Item 7 page 35.

ITEM 6

         SELECTED FINANCIAL DATA

         At December 31 (in thousands except book value per common share):

Major Balance Sheet Items     1996           1995            1994           1993           1992

ASSETS
Investments              $1,968,400     $1,688,400      $1,264,900     $1,110,900       $982,100
Cash                         30,400         23,300          89,500         39,800         10,400
Reinsurance
  receivable                202,600        168,100         130,900        174,200
Deferred policy
  acquisition costs         388,000        310,900         229,600        198,800        174,900
Prepaid reinsurance
  premiums                  507,100        502,300         396,800        310,600
Other assets                373,000        294,700         320,800        326,200        236,900
--------------------- -------------- -------------- --------------- -------------- --------------
Total assets              3,469,500      2,987,700       2,432,500      2,160,500      1,404,300
--------------------- -------------- -------------- --------------- -------------- --------------

LIABILITIES
Policy and claim
  liabilities             2,070,500      1,858,900       1,502,600      1,395,900        802,800
Notes payable               222,500        236,000         197,800        158,900        139,600
Deferred income
  taxes                      40,800         29,500                          5,000         10,800
Accrued expenses            156,900        136,200          98,800         87,000         77,200
Other liabilities           268,600        214,100         227,400        114,400        105,500
--------------------- -------------- -------------- --------------- -------------- --------------
Total liabilities         2,759,300      2,474,700       2,026,600      1,761,200      1,135,900
--------------------- -------------- -------------- --------------- -------------- --------------

STOCKHOLDERS' EQUITY
Preferred stock             115,000
Common stock                 20,500         20,400          20,200         20,100         16,400
Additional paid-in
  capital                   217,900        215,100         212,100        210,900        128,400
Net unrealized
  investment and
  foreign exchange
  gains (losses)              7,400          7,300         (38,500)           400         (2,600)
Retained earnings           359,400        282,700         225,400        183,000        143,100
Treasury stock at
  cost                       (1,400)        (2,500)         (1,600)          (400)          (400)
Unamortized
  restricted stock           (4,400)        (3,600)         (3,200)        (4,100)        (3,800)
Collateralization
  of loan to
  Leveraged Employee
  Stock Ownership Plan       (4,200)        (6,400)         (8,500)       (10,600)       (12,700)
--------------------- -------------- -------------- --------------- -------------- --------------
Total stockholders'
  equity                    710,200        513,000         405,900        399,300        268,400
--------------------- -------------- -------------- --------------- -------------- --------------
Total liabilities
  and stockholders'
  equity                 $3,469,500     $2,987,700      $2,432,500     $2,160,500     $1,404,300
--------------------- -------------- -------------- --------------- -------------- --------------
Book value per
  common share               $29.12         $25.34          $20.15         $19.87         $16.38
===================== ============== ============== =============== ============== ==============


The amounts for 1993 and forward are reported in accordance with FASB Statement 113.

     For the Years ended December 31 (in thousands except per common share data):

Consolidated
Statements of Income        1996            1995           1994          1993          1992
                            ----            ----           ----          ----          ----
Revenues
   Net premiums
   earned                $1,378,500      $1,240,700     $1,094,300     $882,000      $733,000
   Net investment
   income                   121,200          99,400         74,400       70,400        67,500
   Realized
   investment gains           7,800             700          2,700        5,400         2,800
   Gain on
   insurance
   settlement                                                             5,400
   Other income              21,500          20,100         15,400       10,100         8,800
--------------------- -------------- --------------- -------------- ------------ -------------
Total revenues            1,529,000       1,360,900      1,186,800      973,300       812,100
--------------------- -------------- --------------- -------------- ------------ -------------
Benefits and expenses
   Benefits,
   claims, losses,
   and settlement
   expenses                 523,000         463,100        437,900      349,800       299,800
   Commissions              571,800         526,500        437,700      358,000       289,400
   Operating expenses       280,800         251,500        220,200      181,700       153,800
   Interest expense          17,500          15,600         11,200        8,100         9,600
--------------------- -------------- --------------- -------------- ------------ -------------
Total benefits and
expenses                  1,393,100       1,256,700      1,107,000      897,600       752,600
--------------------- -------------- --------------- -------------- ------------ -------------
Pre-tax income from
  operations                135,900         104,200         79,800       75,700        59,500
--------------------- -------------- --------------- -------------- ------------ -------------
Income tax
(expense) benefit
   Current                  (28,900)        (25,200)       (14,800)     (24,400)      (19,000)
   Deferred                 (12,500)         (6,700)        (8,500)       2,000         1,800
--------------------- -------------- --------------- -------------- ------------ -------------
                            (41,400)        (31,900)       (23,300)     (22,400)      (17,200)
--------------------- -------------- --------------- -------------- ------------ -------------
Net income before
cumulative effect of
  change in accounting       94,500          72,300         56,500       53,300        42,300
Cumulative effect
  of change in
  accounting for
  income taxes                                                           (1,000)
--------------------- -------------- --------------- -------------- ------------ -------------
Net income                  $94,500         $72,300        $56,500      $52,300       $42,300
--------------------- -------------- --------------- -------------- ------------ -------------
PER COMMON SHARE DATA
Primary
  Net income before
    cumulative effect
    of change in
    accounting                $4.39           $3.48          $2.74        $2.85         $2.57
  Cumulative
    effect of change
    in accounting for
    income taxes                                                          (0.05)
--------------------- -------------- --------------- -------------- ------------ -------------
Net income                    $4.39           $3.48          $2.74        $2.80         $2.57
--------------------- -------------- --------------- -------------- ------------ -------------
Weighted average
  number of shares
  outstanding                20,814          20,746         20,596       18,670        16,432
--------------------- -------------- --------------- -------------- ------------ -------------
Fully diluted
  Net income
    before
    cumulative
    effect of
    change in
    accounting                $4.31           $3.48          $2.74        $2.78         $2.39
  Cumulative
   effect of
   change in
   accounting for
   income taxes                                                           (0.05)
--------------------- -------------- --------------- -------------- ------------ -------------
Net income                    $4.31           $3.48          $2.74        $2.73         $2.39
--------------------- -------------- --------------- -------------- ------------ -------------
Weighted average
  number of shares
  outstanding                21,965          20,823         20,613       19,317        18,433
--------------------- -------------- --------------- -------------- ------------ -------------
Dividends per
common share                  $0.79           $0.75          $0.71        $0.68         $0.60
===================== ============== =============== ============== ============ =============

For the Years ended December 31 (in thousands):

                              GROSS               GROSS PREMIUMS            CEDED PREMIUMS            NET PREMIUMS
                       COLLECTED PREMIUMS             EARNED                    EARNED                   EARNED
                        1996        1995         1996         1995        1996         1995         1996        1995
-------------------- ----------- ------------ ------------ ----------- ------------ ------------ ----------- ------------
Unemployment           $489,400     $410,800     $460,100    $367,500     $195,000     $125,300    $265,100     $242,200
Credit A&H              377,600      349,000      381,900     320,200      194,400      136,600     187,500      183,600
Credit Property         336,900      367,700      335,900     320,800      152,400      157,000     183,500      163,800
Credit Life             309,500      287,200      291,300     242,700      158,200      105,800     133,100      136,900
Extended  Service
Contracts               203,900      129,500      110,800      31,000        8,400        1,000     102,400       30,000
Mobilehome
Physical Damage         132,200      137,300      136,700     109,600       40,700       27,800      96,000       81,800
Homeowners               93,700      101,100      100,900     100,300       39,000       40,900      61,900       59,400
Mortgage A&H             66,600       53,300       63,700      52,900        6,600        5,000      57,100       47,900
Group A&H                50,700       39,600       51,100      38,800       13,000        9,500      38,100       29,300
Livestock Mortality      46,600       40,800       45,500      41,300       14,400       12,500      31,100       28,800
-------------------- ----------- ------------ ------------ ----------- ------------ ------------ ----------- ------------
Subtotal              2,107,100    1,916,300    1,977,900   1,625,100      822,100      621,400   1,155,800    1,003,700
-------------------- ----------- ------------ ------------ ----------- ------------ ------------ ----------- ------------
All Other               385,700      370,300      398,800     383,000      176,100      146,000     222,700      237,000
-------------------- ----------- ------------ ------------ ----------- ------------ ------------ ----------- ------------
Total                $2,492,800   $2,286,600   $2,376,700  $2,008,100     $998,200     $767,400  $1,378,500   $1,240,700
==================== =========== ============ ============ =========== ============ ============ =========== ============


                       FIVE-YEAR SELECTED FINANCIAL DATA

         At December 31:

LIFE INSURANCE SUBSIDIARIES                      1996           1995          1994          1993           1992
-------------------------------------------- -------------- ------------- ------------- ------------- ----------------
Statutory capital and surplus
(in thousands)*                                  $234,700      $188,900      $174,100      $175,900         $116,400
-------------------------------------------- -------------- ------------- ------------- ------------- ----------------
Ratio of statutory capital and surplus to
liabilities                                          33.2%         28.6%         32.2%         35.5%            24.8%
-------------------------------------------- -------------- ------------- ------------- ------------- ----------------

PROPERTY AND CASUALTY SUBSIDIARIES
-------------------------------------------- -------------- ------------- ------------- ------------- ----------------
Statutory capital and surplus
(in thousands)*                                  $374,500      $271,500      $224,900      $215,900         $156,200
-------------------------------------------- -------------- ------------- ------------- ------------- ----------------
Ratio of net premiums written to statutory
capital and surplus                                   2.4%          3.1%          2.6%          2.3%             2.6%
-------------------------------------------- -------------- ------------- ------------- ------------- ----------------
Ratio of loss and loss expense reserves to
statutory capital and surplus                        50.8%         65.5%         58.2%         55.6%            65.7%
-------------------------------------------- -------------- ------------- ------------- ------------- ----------------
Combined loss and expense ratio (statutory
basis)                                               96.8%         93.8%         96.0%         94.1%            95.7%
-------------------------------------------- -------------- ------------- ------------- ------------- ----------------







   *See Note 8 to Consolidated Financial Statements.

   For the Years ended December 31:

Operating Ratios                              1996               1995               1994               1993               1992
------------------------------------------ --------------     ------------     ------------        ----------         ---------
As a percent of net premiums earned:
Benefits, claims, losses, and
  settlement expenses                         37.9%              37.3%              40.0%              39.7%              40.9%
Commissions                                   41.5               42.4               40.0               40.6               39.5
Operating expenses as a percent
of gross premiums earned                      11.8               12.5               13.1               13.6               14.6
--------------------------------------------------- ------------------ ------------------ ------------------ ------------------
Net operating income as a percent of
  gross premiums earned                        3.8                3.6                3.3                3.7                3.8
Net operating income as a percent of
  total revenues (excluding realized
  investment gains and losses)                 5.9                5.3                4.6                5.0                5.0
Net income as a percent of average
  assets (return on assets)                    2.9                2.7                2.5                3.4                3.1
Net income as a  percent of average
  common stockholders' equity
  (return on equity)                          16.5               15.7               14.1               15.7               17.4
--------------------------------------------------- ------------------ ------------------ ------------------ ------------------
At December 31:
Debt as a percent of
  total capitalization                        23.9               31.5               32.8               28.5               34.2
Price/Earnings Ratio (FULLY DILUTED)          11.9               11.2                8.8                9.4                9.3
Price/Book Value Ratio                         1.8                1.5                1.2                1.3                1.5
--------------------------------------------------- ------------------ ------------------ ------------------ ------------------




                 Gross Life Insurance in Force                    Gross Collected Premiums
                    (in millions of dollars)                      (in millions of dollars)

                   1996         $  48,704                            $      2,493
                   1995            42,708                                   2,287
                   1994            32,129                                   1,761
                   1993            30,848                                   1,427
                   1992            27,878                                   1,120



ITEM 7

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         OVERVIEW

         INDUSTRY

         Property and casualty insurers are expected to experience higher earnings in 1996 due to large capital gains, the relative absence of major catastrophes, and stabilizing provisions for environmental and asbestos losses. Consequently, return on equity has been projected at 15% or higher for 1996, despite stagnant (3.6%) premium growth. A.M. Best, however, has reported a weakening of business fundamentals and increased competition, which is forcing property and casualty insurers to cut prices, particularly in the commercial sector.

         The reinsurance market experienced significant consolidation in 1996. Despite the reduction in the number of large reinsurance companies, the cost of reinsurance coverage has been decreasing. This may be attributable in part to the relatively improved underwriting experience over the last two years, the expanded Bermuda market and the resurgence of Lloyd's of London.

         Litigation continues to be a major industry concern. In Alabama, and increasingly in other states, the insurance and finance industries have been targeted in litigation. The legal environment in Alabama has received national news coverage and the Alabama legislature is considering tort reform. Changes in the current environment, if any, cannot be predicted.

         Recent Supreme Court and other regulatory rulings are expected to lead to increased marketing of insurance products by banks. This may lead to increased competition; however, the Company does not expect to be significantly impacted since its major products do not include traditional life and property and casualty insurance products which banks may begin to market. Accordingly, this may result in additional products and services being sold through the Company's bank distribution channel. Congress has indicated that during 1997, it may examine the issue of banking reform including state regulation of the insurance industry.

         The Company has become aware that some financial institutions have, in connection with a loan, begun to issue debt cancellation agreements, which are similar to the Company's credit life and credit disability products. Various state insurance and financial institution regulators are examining these agreements to determine whether they should be regulated as insurance. It is premature to project the ultimate legal resolution and resulting market effects this development might have.

         The federal government, commercial companies and the insurance industry continue to work together toward Superfund reform and dealing with the cleanup of pollution sites. Among issues pending are the determination of retroactive liability and a proposed insurer-specific tax. The most recent bill introduced in Congress reflects a scaled down Superfund reform plan that largely retains the retroactive liability system.

         AMERICAN BANKERS

         In 1996, net income increased 31% to $94.5 million from $72.3 million in 1995. Operating results benefited from continued strong growth in net investment income and in the Company's credit-related products. After-tax operating income before realized gains generated by the property and casualty segment was adversely impacted in 1996 by losses from Hurricanes Bertha, Fran and Hortense of approximately $6.0 million. The Company's United Kingdom insurance subsidiary incurred additional operating losses in 1996 principally due to cancelled product lines. The 1995 results included, on an after-tax basis, $.5 million in net investment gains and a $3.8 million charge on the settlement of the final portion of the credit bond litigation. The 1994 results included, on an after-tax basis, $1.7 million in net investment gains and a $2.9 million charge on the final settlement of credit bond litigation initiated by bondholders.

         Pre-tax operating income before realized gains by industry segment was as follows:

                                     (in thousands)
                               LIFE
                               ----
                               1996              $    57,569
                               1995              $    43,469
                               1994              $    30,434

                               PROPERTY AND CASUALTY
                               ---------------------
                               1996              $    86,067
                               1995              $    83,971
                               1994              $    66,023

         These segment results exclude interest and other corporate activity.

         REVENUES

         Total revenues increased 12% in 1996 over the prior year, primarily due to increases in net earned premiums of $137.8 million and investment income of $21.8 million. Gross collected premiums increased more than $200 million or approximately 9%, from $2.3 billion in 1995 to $2.5 billion in 1996. Excluding a $66 million block of business acquired in 1995, gross collected premiums increased 12%. In 1996, property and casualty segment revenues increased by $146.5 million compared to the life segment increase of $20 million. A significant portion of the property and casualty segment growth resulted from the increase in net earned premiums in credit unemployment and extended service contract products.

         The growth in gross collected premiums was primarily related to three products:

                                 (in thousands)

                     Product                        1996                1995           Increase
                     -------                        ----                -----          --------
           Credit Unemployment                $     489,400       $     410,800      $    78,600
           Credit A&H                               377,600             349,000           28,600
           Extended Service Contracts               203,900             129,500           74,400
                                              -------------       -------------      -----------
           Total                              $   1,070,900       $     889,300      $   181,600

         Growth in these and other products were offset by the decline in the credit property product, primarily related to the cancellation of certain accounts due to insufficient profit margins. Premium growth was also adversely impacted by planned declines in the Mobilehome Physical Damage and Homeowners product lines which are more susceptible to seasonal changes and catastrophes.

         The Company expects long-term premium growth to continue. Actual growth in any one year may vary depending on the acquisition or loss of significant clients, business acquisitions and international expansion or other factors as described in the Safe Harbor Cautionary Statement.

         The cost of reinsurance to cover catastrophe losses has remained relatively unchanged at $9.3 million and $9.5 million in 1996 and 1995 respectively. The cost in 1994 was $6.4 million. The Company continually reviews its exposure to catastrophe losses and, in 1995, increased its coverage which accounted for the majority of the increase in cost over 1994. The unusually large number of major catastrophe losses experienced by the industry in past years had caused the reinsurance market capacity to be limited and more costly.

         Investment income increased by 22% to $121.2 million in 1996 from $99.4 million in 1995. The increase is mainly due to the overall increase in invested assets of $280 million. The increase in 1995 from 1994 was 34%; however, this included growth due to the acquisition of a $66 million block of business. The Company's average fixed income investment yield was 6.8% in 1996, 7.0% in 1995 and 6.7% in 1994.

         Gross collected premiums increased 30% in 1995 (26% excluding the $66 million acquisition) and 23% in 1994. Net earned premiums increased 13% in 1995 and 24% in 1994.

         Total net premiums earned by industry segment were as follows:

                                  (in millions)

                                                   1996             1995              1994
                                                    ---------------------------------------
            Life                               $     384.0       $     377.1      $     360.1
            Property and Casualty                    994.5             863.6            734.2
                                               -----------       -----------      -----------
            Total                              $   1,378.5       $   1,240.7      $   1,094.3

         CLAIMS AND COMMISSIONS

         Through our extensive use of adjustable commission arrangements based on claims experience, we have been able to generate business with stable underwriting results. The overall loss ratio for the Company was 37.9% in 1996 compared with 37.3% and 40.0% in 1995 and 1994 respectively. The commission expense ratios for the same periods were 41.5% in 1996, 42.4% in 1995 and 40.0% in 1994.

         The Company's experience in the property and casualty segment has been better than industry experience, as demonstrated by the following statutory combined ratios:

                                                          1996         1995         1994
                                                          ------------------------------
              Property & Casualty  Segment                  97           94           96
              Industry                                     107*         106.5        108

         *A.M. Best estimates

         In 1996, the Company incurred approximately $9.2 million in pre-tax losses related to Hurricanes Bertha, Fran and Hortense.

         Credit bond pre-tax losses and expenses amounted to $11.5 million in 1995 and $6.6 million in 1994, including reserves and partial litigation settlements of $5.8 million and $4.5 million in 1995 and 1994 respectively. In 1996, the Company did not incur any significant expenses or losses associated with the remaining credit bond policies in force.

         The Company's 1996 reserve development, both foreign and domestic, was not significantly different from previously established reserves. The Company's reserve development includes the effects from losses experienced from excess casualty reinsurance pools in which the Company discontinued participation effective in or prior to 1981. The Company reported pre-tax losses from these pools of $8.3 million in 1996, $7.3 million in 1995 and $4.2 million in 1994. Reserve additions in 1996 increased significantly to $6.7 million from $3.0 million in 1995.

         This business is long-tail in nature and losses continue to exceed both Company and industry expectations. Most of these losses result from asbestos-related and environmental pollution claims. The Company's exposure is primarily through participation in excess casualty pools. These pools typically involve high-layer coverages that are applicable only after primary insurance coverage and, in many cases, reinsurance coverages have been exhausted. The Company's experience can differ significantly from that of other insurers which wrote the primary coverages directly. The Company establishes loss reserves on known claims as recommended by the various pool managers, plus additional reserves to compensate for those claims that have not yet been reported. Reserve additions in 1996 have increased the survival ratio to 14 years from 8.5 in 1995.

         It is difficult to make a reasonable estimate of the Company's ultimate liability due to a general absence of reliable predictive data and of a generally accepted actuarial methodology for these exposures, significant unresolved legal issues including coverage issues, policy definitions and evolving theories and arguments. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties is complex and uncertain. Our historical experience suggests, however, that although reinsurance pool losses will continue, they should not have a materially adverse effect on the Company's financial condition or cash flows.

         A few of the Company's products such as Mobilehome Physical Damage and Homeowners are affected by seasonal changes during the year, causing the profitability in those lines and for the Company to fluctuate throughout the year.

         OPERATING AND INTEREST EXPENSES

         Operating expenses (excluding interest expense) were $280.8 million in 1996, $251.5 million in 1995 and $220.2 million in 1994. The ratio of operating expenses to gross premiums earned in 1996 was 11.8%, showing continued improvement from 1995 of 12.5% and 1994 of 13.1%. The Company is in the process of replacing many of its legacy systems and is upgrading its systems to accommodate business for the year 2000. The most significant of these costs relate to the new processing system being implemented for the property and casualty segment, which totaled $6.3 million in 1996, $4.9 million in 1995 and $3.6 million in 1994. Similar expense levels are expected to continue through 1997.

         Interest expense was $17.5 million, $15.6 million and $11.2 million in 1996, 1995 and 1994 respectively. The increase in interest expense in 1996 is primarily due to elevated debt levels during the year. The increase in interest expense from 1994 to 1995 was due in part to an increase in interest rates and increases in debt of $38.2 million.

         TAXES

         The effective tax rate remained constant at 31% in 1996 and 1995 despite an increase in operating losses from our United Kingdom insurance subsidiary. These losses did not provide any tax benefit to the Company and were also the primary cause for the increase in 1995 from an effective tax rate of 29% in 1994. The Company continues to increase its concentration of tax-exempt and tax-credit investments to minimize its income tax expense.

         FINANCIAL CONDITION

         Total assets increased 16% to $3.5 billion at December 31, 1996, from $3.0 billion at December 31,1995. The increase is attributable to strong cash flows, and the investment of proceeds from the issuance of the Series B Convertible Preferred Stock. Total assets increased 23% at December 31, 1995, from $2.4 billion at December 31, 1994. This increase resulted from strong cash flows, the assumption of a block of business and additional debt financing. Invested assets at December 31, 1996, 1995 and 1994, were $2.0 billion, $1.7 billion and $1.3 billion respectively. At December 31, 1996, investments in fixed maturities represented 85% of the total investment portfolio while short-term and other investments (principally invested cash) represented another 9%. The Company does not hold significant investments in equity securities, mortgage loans or real estate. At December 31, 1996, there were $8.7 million in investments pertaining to Florida properties, which represents 85% of the total mortgage loans and real estate portfolio.

         Liabilities were $2.8, $2.5 and $2.0 billion at December 31, 1996, 1995 and 1994 respectively. Liabilities associated with policies represent a major portion of total liabilities including $2.1 billion or 75.0% in 1996, $1.9 or 75.1% in 1995, and $1.5 or 74.1% in 1994. Notes payable were $222.5 million at December 31, 1996, $236.0 million at December 31, 1995, and $197.8 million at December 31, 1994. The Company's debt to capitalization ratio of 23.9% at December 31, 1996, is at its lowest level in years down from 31.5% and 32.8% at December 31, 1995 and 1994 respectively.

         The Company registered $200 million in medium-term notes with the Securities and Exchange Commission in 1994. During 1995 and 1994, the Company issued $50.0 million and $75.0 million of these medium term notes respectively. The debt issuance proceeds were used to refinance outstanding debt and to support the Company's continued growth and expansion into new markets. In 1995, the Company replaced its short-term financing facility and borrowed $87 million, mainly used to pay off its former facility.

         Stockholder's equity increased by $310.9 million to $710.2 million at December 31, 1996, from $399.3 million at January 1, 1994. In July 1996, the Company issued 2.3 million shares of preferred stock with a stated value of $50 per share that contributed net proceeds of $111.8 million to equity. The other primary sources of growth in stockholder's equity from January 1, 1994, to December 31, 1996, are accumulated earnings of $223.3 million reduced by $46.9 million in dividends paid on the Company's common and preferred shares. Under FASB Statement 115
         - Accounting for Certain Investments in Debt and Equity Securities - certain investments in debt and equity securities are carried in the balance sheet at fair value. The difference between amortized cost and fair value of securities available-for-sale (unrealized gain or loss, net of tax) is included as a component of equity. Unrealized gains, net of taxes on the Company's fixed maturity portfolio were $7.7 million at December 31, 1996.

         In February 1996, the Board of Directors revoked the 1990 authority to repurchase Company stock and authorized a repurchase of up to one million shares of the Company's stock in the open market from time to time subject to certain conditions. At December 31, 1996, the Company held approximately 93,000 shares as treasury stock.

         LIQUIDITY AND CAPITAL RESOURCES

         The increase in interest rates resulted in a reduction in the market value of the Company's fixed maturity portfolio. Unrealized gains on fixed maturity investments decreased to $25.1 million at December 31, 1996, from $35.2 million at December 31, 1995. At December 31, 1996, $2.0 billion or 57.6% of the Company's total assets were comprised of securities, short-term investments and cash. Securities are principally readily marketable and none are part of highly leveraged transactions. In the bond portfolio, 80% of bonds have maturities of under five years and 83% have a rating of "A" or better (79% and 87% respectively at December 31, 1995).

         The Company's investment portfolio has been structured to match cash requirements. Liabilities representing current cash requirements including claim liabilities, accrued commissions and other liabilities totaled $906.3, $748.0 and $646.1 million, at December 31, 1996, 1995 and 1994 respectively. Other significant cash commitments in 1997 include shareholder dividends of approximately $24.5 million under the current capital structure.

         Cash flows from operations of $202.7 million in 1996, $266.0 million in 1995, and $235.2 million in 1994 contributed to meet operating requirements, as well as anticipated debt service. Cash provided by operating activities in excess of these needs is used in investing activities. During 1996, the Company raised $115 million in a public offering of preferred stock. The net proceeds of $111.8 million were used primarily to support future growth and reduce debt. Excluding any significant business acquisitions, the Company expects to provide all its capital needs internally in 1997.

         Capital expenditures planned for 1997 are not expected to be significant compared to the Company's overall liquidity and cash flow. The Company began expanding its headquarters and incurred costs of approximately $2.9 million in 1996. The cost to complete the expansion in 1997 is expected to be an additional $2.6 million. The one million share stock buyback program is not expected to significantly impact the Company's liquidity or cash flow in any one financial reporting period.

         While the impact, if any, from the resolution of pending litigation cannot presently be identified, the Company does not expect any unfavorable outcome to have a material effect on liquidity or financial condition.

         In 1995, the Company executed a $250 million financing program with a group of banks, which features a bid loan and revolving line of credit facility to replace the $130 million financing program. In 1994, the Company registered $200 million of medium-term notes with maturities ranging from nine months to thirty years, with the Securities and Exchange Commission. In 1994 and 1995, the Company issued a $75 million fixed rate note and a $50 million floating rate note respectively. The interest rate on the floating rate note is determined quarterly, and interest under the short-term facility is determined at the time amounts are borrowed. Accordingly, interest rate changes may impact the Company's interest expense. Under these arrangements, approximately $245 million is available for short-term liquidity needs as of year end.

         The Company does not commit a significant portion of its investment portfolio to equity securities, which were 5.7% of total invested assets at December 31, 1996; consequently, liquidity is not significantly affected by changes in the equity securities markets. The Company's preferred stock portfolio is exposed to market value fluctuations which result primarily, but not exclusively, from the sensitivity of the preferred stocks to interest rate changes. To mitigate the interest rate sensitivity of this portfolio, the Company has established a limited cross-hedging program utilizing U.S. Treasury futures and option contracts. Open positions at December 31, 1996 were not significant.

         The Company does not concentrate in policy coverages under which policyholders may control, on a discretionary basis, access to cash benefits through policy surrender and withdrawals.

         The Company expects to continue its policy of paying regular cash dividends; however, future dividends are dependent on the Company's future earnings, capital requirements and financial condition. Additionally, based on the current dividend paying abilities of the insurance subsidiaries, the Company does not foresee any difficulty in servicing its outstanding indebtedness or its dividend-paying abilities.

         Payment of dividends to ABIG by its insurance subsidiaries is dependent on regulations dictated by statutory authorities in each state in which they are domiciled. The National Association of Insurance Commissioners has introduced standards which would treat dividends in excess of the lesser of 10% of surplus or net income as extraordinary dividends requiring insurance department approval. While some states have adopted the standards, others have not. The payment of dividends by the subsidiaries is subject to restrictions discussed further in Notes 7 and 8 to the Consolidated Financial Statements.

         REGULATIONS

         ABIG's insurance subsidiaries, like other insurance companies, are subject to regulation and supervision in the states in which they are authorized to engage in business. Such regulations vary from state to state, but generally relate to standards of solvency, pricing, licensing, investment restrictions, insurance policy forms approval, computation of reserves, assessments and financial reporting.

         A substantial portion of the business written by the insurance subsidiaries is credit insurance. Most states have enacted laws which regulate credit insurance to a greater extent than they regulate other forms of insurance, including maximum premiums which may be charged and commissions which can be paid. A component rating approach which allows state regulators to take into account factors other than losses in determining the reasonableness of credit insurance rates was made part of the National Association of Insurance Commissioners (NAIC) Creditor-Placed Insurance Model Act that was adopted in 1996. Individual states which adopt the regulation are generally expected to adapt the model regulation to their perceived needs and to apply the regulation to business written in that state. Adoption of this Regulation is not expected to significantly affect the Company's operations.

         The investments of the insurance subsidiaries are limited as to type and amount by the insurance laws of the state of domicile. During 1996, the NAIC adopted the Investments of Insurers Model Act which provides a well-capitalized insurer more discretion and flexibility in its investing practices. Additionally, investment policies are reviewed by the Board of Directors.

         The NAIC has promulgated Risk-Based Capital (RBC) requirements. Under the RBC requirements, areas such as asset risk, insurance risk, interest risk and business risk are evaluated and compared to the Company's capital and surplus to determine relative solvency margins. The Company's insurance subsidiaries all exceed their respective RBC requirements.

         The Catastrophe Reserve Subgroup of the NAIC is currently working on the development and implementation of a mandatory, tax-deductible, pre-event catastrophe reserve based on geographic exposure zones and premiums by line of business. Agreement is yet to be reached on certain factors included in the design of the reserve, such as a trigger point and a cap on the reserve.

         COMPETITION

         The competitors of the Company consist of both stock and mutual insurance companies. Because the profits, if any, of mutual companies accrue to the policyholders, such companies may have certain competitive advantages. Some competing companies, both stock and mutual, have been in business a longer time, are more widely known by reason of such factors as age and size, and have greater financial resources than ABIG. However, due to the specialized nature of the markets served and products offered, most businesses of the Company compete directly with a relatively small number of other insurance companies, which share the Company's specialty nationwide and in regional and state markets.

         Profits of insurance companies are affected not only by volume of insurance sold and renewed, but by such factors as mortality and loss experience, investment income and underwriting expenses.

         RESERVES

         Life insurance companies are required to establish and maintain policy liabilities to meet their obligations on life policies. These liabilities are amounts which, with additions from premiums to be received on outstanding policies and with interest on such funds compounded annually at certain assumed rates, are calculated to be sufficient to meet policy obligations at death or maturity in accordance with the mortality tables employed when the policies were issued. Liabilities for losses and loss adjustment expenses for property and casualty insurance represent estimates of unpaid claims related to known losses and of claims which have been incurred but not reported. These liabilities are based upon past experience of ultimate claim settlements and of unreported losses and loss adjustment expenses. The length of time for which such costs must be estimated varies depending upon the coverage involved. Since actual claim costs are dependent upon such complex factors as inflation, changes in doctrines of legal liability and damage awards, the process used in computing reserves cannot be exact, particularly for liability coverages.

         The majority of the Company's property and casualty insurance business is represented by property coverage in which the ultimate loss experience develops relatively quicker than that for insurers concentrated more heavily in liability coverages.

         In the ordinary course of business, the Company reinsures risks with other insurance companies; nonetheless, the Company is contingently liable with respect to risks reinsured, should the reinsuring companies fail to meet the obligations assumed in the reinsurance agreements. (See Note 5 to the Consolidated Financial Statements.)

         SAFE HARBOR CAUTIONARY STATEMENT

         Except for historical information provided in this Annual Report, statements made throughout this document, including Management's Discussion and Analysis, are forward-looking and, as such, actual results could differ materially from those expected by the Company. The actual results of the Company may be affected by (i) adverse catastrophe experience in certain of the Company's property and casualty products, (ii) significant changes in interest rates, (iii) increased competition causing reduction in product margin or loss of a significant client, (iv) adverse loss development on property and casualty prior years' claims or the excess casualty reinsurance pools,
         (v) premium growth expectation not met because of the loss of a significant client, (vi) outcome of litigation and other state and federal regulatory issues, and (vii) general economic conditions. In addition, the actual results of forward-looking statements are also subject to the specific factors which may be included with a particular forward-looking statement.

ITEM 8

         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN BANKERS INSURANCE GROUP, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                   Page
                                                                                   ----
Report of Independent Certified Public Accountants                                   40
Consolidated Balance Sheets at
    December 31, 1996 and 1995                                                       41
Consolidated Statements of Income for the
    years ended December 31, 1996, 1995, and 1994                                    42
Consolidated Statements of Common Stock and
    Other Stockholders' Equity for the years ended
    December 31, 1996, 1995, and 1994                                                43
Consolidated Statements of Cash Flows for the years
    ended December 31, 1996, 1995, and 1994                                          44
Notes to Consolidated Financial Statements for the
    year ended December 31, 1996                                                     45

SCHEDULES: *
I   - Summary of Investments  - Other Than Investments in Related
        Parties                                                                      67
II  - Condensed Financial Information of Registrant                               68-71
III - Supplementary Insurance Information                                            72
IV  - Reinsurance                                                                    73
V   - Supplemental Information Concerning Property - Casualty
        Insurance Operations                                                         74



* Note: All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Director and Stockholders of American Bankers Insurance Group, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American Bankers Insurance Group, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP

Miami, Florida
March 12, 1997

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31 (IN THOUSANDS EXCEPT PAR VALUE OF STOCK):

----------------------------------------------------------------------------------------------------------------
                                                                                    1996                1995
----------------------------------------------------------------------------------------------------------------
ASSETS
Investments
         Held-to-maturity securities, at amortized cost
         (fair value: $864,307 in 1996 and $613,749 in 1995)                         $   851,146    $   594,277
         Available-for-sale securities, at fair value
         (amortized cost: $793,217 in 1996 and $777,540 in 1995)                         805,124        793,277
         Trading securities at fair value (amortized cost: $8,867 in 1996)                 9,038
         Equity securities, at approximate market value
         (cost: $98,662 in 1996 and $98,612 in 1995)                                     112,895        113,028
         Mortgage loans on real estate                                                    10,236         11,793
         Policy loans                                                                      8,290          7,819
         Short-term and other investments                                                171,674        168,216
----------------------------------------------------------------------------------------------------------------
 Total investments                                                                     1,968,403      1,688,410
----------------------------------------------------------------------------------------------------------------

Cash                                                                                      30,434         23,257
Accounts receivable, net of allowance for doubtful accounts of
$4,526 in 1996 and $5,024 in 1995                                                        128,963        130,970
Reinsurance receivable                                                                   202,626        168,128
 Accrued investment income                                                                24,296         20,943
Deferred policy acquisition costs                                                        387,993        310,879
Prepaid reinsurance premiums                                                             507,077        502,312
Other assets                                                                             219,711        142,835
----------------------------------------------------------------------------------------------------------------
 Total assets                                                                        $ 3,469,503    $ 2,987,734
----------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities                                                                   $   291,756    $   275,250
Unearned premiums                                                                      1,291,142      1,178,867
Claim liabilities                                                                        487,596        404,745
----------------------------------------------------------------------------------------------------------------
                                                                                       2,070,494      1,858,862
----------------------------------------------------------------------------------------------------------------
Other policyholders' funds                                                                 6,795          7,113
Notes payable                                                                            222,490        235,981
Deferred income taxes                                                                     40,795         29,549
Accrued commissions and other expenses                                                   156,896        136,174
Other liabilities                                                                        261,826        207,058
----------------------------------------------------------------------------------------------------------------
         Total liabilities                                                             2,759,296      2,474,737
----------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 11)
----------------------------------------------------------------------------------------------------------------
Stockholders' Equity
   Preferred stock: authorized 3,500 shares
            $3.125 Series B Cumulative Convertible Preferred Stock (stated
            at liquidation preference of $50 per share), issued and
            outstanding 2,300 shares                                                     115,000
   Common stock of $1 par value. Authorized 35,000 shares;
     issued and outstanding 20,530 shares in 1996 and 20,384 shares in 1995               20,530         20,384
         Additional paid-in capital                                                      217,939        215,121
         Net unrealized investment and foreign exchange gains                              7,437          7,255
         Retained earnings                                                               359,359        282,748
         Treasury stock at cost - 93 shares in 1996 and 136 shares in 1995                (1,426)        (2,516)
         Unamortized restricted stock                                                     (4,382)        (3,620)
         Collateralization of loan to Leveraged Employee Stock Ownership Plan             (4,250)        (6,375)
----------------------------------------------------------------------------------------------------------------
                  Total stockholders' equity                                             710,207        512,997
----------------------------------------------------------------------------------------------------------------
                  Total liabilities and stockholders' equity                         $ 3,469,503    $ 2,987,734
================================================================================================================


See accompanying notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31 (IN THOUSANDS EXCEPT PER COMMON SHARE DATA):

------------------------------------------------------------------------------------------------------
                                                                 1996           1995            1994
------------------------------------------------------------------------------------------------------
GROSS COLLECTED PREMIUMS                                     $ 2,492,828    $ 2,286,573    $ 1,761,080
======================================================================================================
PREMIUMS AND OTHER REVENUES
         Net premiums earned                                 $ 1,378,485    $ 1,240,713    $ 1,094,317
         Net investment income                                   121,200         99,400         74,442
         Realized investment gains                                 7,812            721          2,679
         Other income                                             21,538         20,014         15,397
------------------------------------------------------------------------------------------------------
                  Total revenues                               1,529,035      1,360,848      1,186,835
------------------------------------------------------------------------------------------------------
BENEFITS AND EXPENSES
         Benefits, claims, losses, and settlement expenses       523,024        463,130        437,959
         Commissions                                             571,768        526,425        437,674
         Operating expenses                                      280,768        251,519        220,218
         Interest expense                                         17,530         15,579         11,168
------------------------------------------------------------------------------------------------------
                  Total benefits and expenses                  1,393,090      1,256,653      1,107,019
------------------------------------------------------------------------------------------------------
Income before income taxes                                       135,945        104,195         79,816
------------------------------------------------------------------------------------------------------
Income tax expense
         Current                                                 (28,921)       (25,205)       (14,830)
         Deferred                                                (12,521)        (6,730)        (8,442)
------------------------------------------------------------------------------------------------------
Total income tax expense                                         (41,442)       (31,935)       (23,272)
------------------------------------------------------------------------------------------------------
                  NET INCOME                                 $    94,503    $    72,260    $    56,544
======================================================================================================
PER COMMON SHARE DATA
         Primary:
                  NET INCOME                                 $      4.39    $      3.48    $      2.74
======================================================================================================
Weighted average number of shares outstanding                     20,814         20,746         20,596
======================================================================================================
         Fully diluted:
                  NET INCOME                                 $      4.31    $      3.48    $      2.74
======================================================================================================
Weighted average number of shares outstanding                     21,965         20,823         20,613
======================================================================================================


See accompanying notes to consolidated financial statements.

     CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY

For the Years ended December 31 (in thousands except per common share data):

------------------------------------------------------------------------------------------------------------
                                                                       1996           1995           1994
------------------------------------------------------------------------------------------------------------
PREFERRED STOCK:
         Proceeds from sale of stock                                  $ 115,000
         Balance at end of year                                       $ 115,000
------------------------------------------------------------------------------------------------------------
COMMON STOCK:
         Balance at beginning of year                                 $  20,384    $  20,244    $  20,140
         Exercise/forfeitures of options                                    146          140          104
         Balance at end of year                                       $  20,530    $  20,384    $  20,244
------------------------------------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL:
         Balance at beginning of year                                 $ 215,121    $ 212,139    $ 210,878
         Exercise/forfeitures of options and related tax expense          5,479        2,982        1,261
         Issuance of treasury stock                                         658
         Expenses related to issuance of stock                           (3,319)
         Balance at end of year                                       $ 217,939    $ 215,121    $ 212,139
------------------------------------------------------------------------------------------------------------
NET UNREALIZED INVESTMENT AND FOREIGN EXCHANGE GAINS (LOSSES):
         Balance at beginning of year                                 $   7,255    $ (38,554)   $     356
         Change in net unrealized investment (losses) gains              (4,013)      71,310      (52,588)
         Taxes on net unrealized investments gains (losses)               1,215      (23,628)      17,094
         Equity adjustment from foreign currency translation              2,980       (1,873)      (3,416)
         Balance at end of year                                       $   7,437    $   7,255    $ (38,554)
------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS:
         Balance at beginning of year                                 $ 282,748    $ 225,374    $ 182,975
         Net income                                                      94,503       72,260       56,544
         Cash dividends ($.79, $.75 and $.71 per share), net of tax
         benefit on unallocated LESOP shares                            (17,892)     (14,886)     (14,145)
         Balance at end of year                                       $ 359,359    $ 282,748    $ 225,374
------------------------------------------------------------------------------------------------------------
TREASURY STOCK:
         Balance at beginning of year                                 $  (2,516)   $  (1,623)   $    (416)
         Purchase of treasury stock                                        (175)        (893)      (1,207)
         Issuance of treasury stock                                       1,265
         Balance at end of year                                       $  (1,426)   $  (2,516)   $  (1,623)
------------------------------------------------------------------------------------------------------------
UNAMORTIZED RESTRICTED STOCK:
         Balance at beginning of year                                 $  (3,620)   $  (3,205)   $  (4,053)
         Exercise/forfeitures of options                                 (2,306)      (1,822)        (116)
         Amortization expense                                             1,544        1,407          964
         Balance at end of year                                       $  (4,382)   $  (3,620)   $  (3,205)
------------------------------------------------------------------------------------------------------------
COLLATERALIZATION OF LOAN TO LESOP:
         Balance at beginning of year                                 $  (6,375)   $  (8,500)   $ (10,625)
         Reduction of LESOP loan                                          2,125        2,125        2,125
         Balance at end of year                                       $  (4,250)   $  (6,375)   $  (8,500)
------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years ended December 31 (in thousands):

----------------------------------------------------------------------------------------------------------
                                                                            1996         1995         1994
----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                              $  94,503    $  72,260    $  56,544
Adjustments to reconcile net income to net cash provided
   operating activities:
         Increase in policy liabilities, unearned premiums and
         claim liabilities (net of reinsurance)                           172,195      213,544       66,219
         Change in other assets and other liabilities                     (15,174)      43,818       76,031
         Decrease (increase) in accounts receivable                         2,007      (25,414)      26,895
         (Increase) in accrued investment income                           (3,353)      (4,881)      (2,264)
         Increase in accrued commission and expenses                       20,722       37,355       11,862
         (Decrease) increase in other policyholders' funds                   (318)      (6,108)       6,855
         Increase in policy loans                                            (471)        (978)        (119)
         Amortization of deferred policy acquisition costs                497,855      449,749      345,505
         Amortization of cost of insurance acquired                         1,899        2,447        6,109
         Policy acquisition costs deferred                               (574,969)    (531,048)    (376,327)
         Provision for amortization and depreciation                        9,150       11,873       13,089
         Deferred income taxes                                             12,521        6,730        8,442
         Net gain on sale of investments                                   (7,812)        (721)      (2,679)
         Compensation and tax effect on stock option shares                 2,837        1,407          965
         Net cash flow from purchases and sales of trading securities      (8,852)      (4,019)      (1,887)
----------------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities               202,740      266,014      235,240
----------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
         Purchase of investments
                  Held-to-maturity securities                            (351,992)    (159,185)    (164,825)
                  Available-for-sale securities                          (844,994)    (346,237)    (430,475)
                  Mortgage loan                                                           (263)      (1,517)
                  Real estate                                                             (563)
         Proceeds from sale of investments
                  Held-to-maturity securities                                                           158
                  Available-for-sale securities                           223,292       94,267      218,914
                  Mortgage loans                                            1,200        2,654        3,286
                  Real estate                                               1,473           87
         Proceeds from maturities of investments
                  Held-to-maturity securities                              95,100       71,395      104,226
                  Available-for-sale securities                           608,029       27,244       57,535
         (Increase) decrease in short-term investments                     (1,447)     (38,345)       5,919
         Transactions related to capital assets
                  Capital expenditures                                    (10,946)      (9,770)      (5,784)
                  Sales of capital assets                                     509          302          282
----------------------------------------------------------------------------------------------------------
                           Net cash used in investing activities         (279,776)    (358,414)    (212,281)
----------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Proceeds from issuance of notes payable                                   138,147      131,000       96,723
Repayment of notes payable                                               (149,513)     (90,683)     (55,683)
Dividends paid to shareholders                                            (17,951)     (14,824)     (14,304)
Proceeds from sale of stock                                               113,679        1,248        1,238
Purchase of treasury stock                                                   (175)        (893)      (1,208)
----------------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                84,187       25,848       26,766
----------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                        26          273          (15)
----------------------------------------------------------------------------------------------------------
                  Net increase (decrease) in cash                           7,177      (66,279)      49,710
                  Cash at beginning of year                                23,257       89,536       39,826
----------------------------------------------------------------------------------------------------------
                  Cash at end of year                                   $  30,434    $  23,257    $  89,536
----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

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

(2)  SUMMARY OF SIGNIFICANT
     ACCOUNTING POLICIES

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles which vary in certain respects from reporting practices prescribed or permitted by state insurance departments and include the following significant accounting policies:

     (a) Consolidation Policy

         The accompanying consolidated financial statements include the accounts of American Bankers Insurance Group, Inc. (ABIG) and its subsidiaries (the Company):

         v        American Bankers Insurance Company of Florida (ABIC)
         v        American Bankers Life Assurance Company of Florida (ABLAC)
         v        American Reliable Insurance Company (ARIC)
         v        Bankers American Life Assurance Company (BALAC)
         v        Bankers Insurance Company, Ltd. (BICL)
         v        Caribbean American Life Assurance Company (CALAC)
         v        Caribbean American Property Insurance Company (CAPIC)
         v        Federal Warranty Service Corporation (FWSC)
         v        Voyager Insurance Companies

         All significant intercompany transactions and accounts have been eliminated in consolidation.

     (b) Investments

         Under FASB Statement 115, investments in debt and equity securities are classified as either held-to-maturity, available-for-sale or trading. Investments in debt securities are classified as held-to-maturity and measured at amortized cost if the Company has the positive intent and ability to hold these securities to maturity. Investments in debt securities not classified as held-to-maturity and equity securities with readily determinable fair values are classified as either available-for-sale or trading securities and measured at fair value. Securities that are purchased and held principally for the purpose of selling them in the near term shall be classified as trading securities and reported at fair value with subsequent changes in value reflected as unrealized investment gains and losses in the Consolidated Statements of Income. Investments not classified as either trading securities or held-to-maturity securities are classified as available-for-sale securities and reported at fair value with subsequent changes in value reflected as unrealized investment gains and losses in the Consolidated Statements of Common Stock and Other Stockholders' Equity.

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

         v Acquisition costs relating to ordinary life contracts are amortized over the estimated term of the contracts in proportion to the ratio of the annual premium revenue to total premium revenue expected. Acquisition costs for universal life and annuities are amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges and investment, mortality, and expense margins. The assumptions used for the estimates are consistent with those used in computing the policy liabilities.

         v Acquisition costs relating to credit life and accident and health insurance are amortized over the term of the contracts in relation to premiums earned.

         v The method of computing the deferred policy acquisition costs for property business (commissions and other acquisition expenses) limits the amount deferred to the lower of (1) unearned premiums which remain after deducting the expected amount of losses, loss adjustment expenses, and servicing costs estimated to be incurred as the premiums are earned; or
                  (2) the costs applicable to the unearned premiums.

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

         Depreciation expense for the years ended December 31, 1996, 1995 and 1994 was $9,278,000, $8,607,000 and $8,550,000 respectively and is a component of operating expenses. Estimated useful lives range from 10 to 40 years for buildings and 3 to 10 years for furniture and equipment.

     (i) Earnings Per Common Share

         Primary earnings per common share are based on net income (adjusted for dividends on preferred stock) using the weighted average number of such shares outstanding during the year after giving effect to common stock equivalents and treasury shares.

         Fully diluted earnings per share also assume conversion, if dilutive, of the Company's convertible debt, preferred stock and options into common shares after appropriate adjustments for interest.

     (j) Pension Plan

         Pension costs are comprised of service costs applicable to benefits earned during the year, net interest cost or credit applicable to interest on plan liabilities and plan assets, and amortization of certain charges and credits including prior service costs.

     (k) Translation of Foreign Currencies

         For those foreign affiliates where the foreign currency is the functional currency, unrealized foreign exchange gains (losses) net of taxes have been reflected in Common Stock and Other Stockholders' Equity under the caption "Net unrealized investment and foreign exchange gains (losses)."

     (l) Fair Values of Financial Instruments

         The Company has used the following methods and assumptions in estimating its fair value disclosures:

         v Investment securities: Fair values for fixed maturity securities are based on quoted market prices when available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments or values obtained from independent pricing services. The fair values for equity securities are based on quoted market prices.

         v Mortgage loans and policy loans: The fair values for mortgage loans are estimated using discounted cash-flow analysis, using interest rates currently being offered for loans with similar terms. The carrying amounts for policy loans approximate their fair values at the reporting date.

         v Cash and short-term investments: The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

         v Trade receivables and payables: The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

         v Notes payable: The carrying amount of the Company's short-term financing program approximates its fair value. The carrying amount of the Company's convertible subordinated debentures approximates their fair values. Fair values for the Company's promissory notes and the note payable guaranteed by the Company for the LESOP are based on a discounted cash-flow calculation using the Company's current borrowing rate for similar debts. Fair values for the Company's medium-term notes are based on a discounted cash-flow calculation using the current market rate for notes with a similar term.

     (m) Reinsurance

         The Company recognizes the income (ceding fees) on reinsurance contracts principally on a pro rata basis over the life of the policies covered under the reinsurance agreements.

     (n) Segment Information

         Operating results and other financial data for each segment are presented in Note 12. Industry segments are primarily composed of the Company's business in the life and property and casualty insurance industries. The geographic segments include the companies or branches located in the United States and its possessions as domestic and all other as foreign. Included in the domestic segments is one foreign insurance subsidiary which writes no direct business, reinsures only affiliated U.S. risks transacted in U.S. dollars and has elected to be taxed as a U.S. corporation.

     (o) Reclassifications

         Certain items in the 1995 and prior financial statements have been reclassified to conform with the 1996 presentation.

     (p) Estimates

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

(3)  INVESTMENTS AND FAIR VALUES
     INVESTMENTS

     The Company periodically purchases securities for trading purposes generally not to exceed $20,000,000. At December 31, 1996, the Company held trading securities with a fair value of $9,038,000 (amortized cost $8,867,000) resulting in an unrealized gain of $171,000 which was included in operating results. There were no securities in the trading portfolio at December 31, 1995.

     At December 31, 1996 and 1995, the fair value, amortized cost, and gross unrealized gains and losses of investments in held-to-maturity and available-for-sale securities consisted of the following:

--------------------------------------------------------------------------------------------------
DECEMBER 31, 1996 (in thousands)                       FAIR     AMORTIZED      GROSS UNREALIZED
HELD-TO-MATURITY                                      VALUE      COST         GAINS       LOSSES
--------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of U.S.
         Government corporations and agencies      $ 180,212   $178,900    $  2,157    $    (845)
Obligations of states and political subdivisions     119,427    117,953       1,736         (262)
Debt securities issued by foreign governments         31,416     29,502       1,969          (55)
Corporate securities                                 506,196    497,735       9,946       (1,485)
Other debt securities                                 27,056     27,056
--------------------------------------------------------------------------------------------------
         TOTAL                                      $864,307   $851,146    $ 15,808     $ (2,647)
--------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE
U.S. Treasury securities and obligations of U.S.
  Government corporations and agencies             $  43,456   $ 44,256    $                (800)
Obligations of states and political subdivisions      19,597     19,326    $    497         (226)
Debt securities issued by foreign governments         37,638     34,537       3,182          (81)
Corporate securities                                 136,629    133,807       3,743         (921)
Other debt securities                                  5,855      5,976          64         (185)
--------------------------------------------------------------------------------------------------
         Subtotal                                    243,175     237,902      7,486       (2,213)
Collateralized mortgage obligations                  561,949     555,315      8,476       (1,842)
         TOTAL                                      $805,124    $793,217   $ 15,962     $ (4,055)
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
DECEMBER 31, 1995 (in thousands)                       FAIR     AMORTIZED    GROSS UNREALIZED
HELD-TO-MATURITY                                      VALUE       COST        GAINS       LOSSES
--------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of U.S.
         Government corporations and agencies      $ 189,138    $184,463   $   4,799    $   (124)
Obligations of states and political subdivisions     111,219     108,793       2,573        (147)
Debt securities issued by foreign governments         17,748      17,373         825        (450)
Corporate securities                                 267,514     255,518      12,087         (91)
Other debt securities                                 28,130      28,130
--------------------------------------------------------------------------------------------------
         TOTAL                                      $613,749    $594,277   $  20,284    $   (812)
--------------------------------------------------------------------------------------------------
Available-for-Sale
--------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of U.S.
         Government corporations and agencies      $  51,917    $ 52,199   $       8    $   (290)
Obligations of states and political subdivisions      14,676      14,364         613        (301)
Debt securities issued by foreign governments         44,514      41,260       3,305         (51)
Corporate securities                                  64,555      62,593       3,587      (1,625)
Other debt securities                                 12,637      12,607         329        (299)
--------------------------------------------------------------------------------------------------
         Subtotal                                    188,299     183,023       7,842      (2,566)
Collateralized mortgage obligations                  604,978     594,517      12,343      (1,882)
--------------------------------------------------------------------------------------------------
         Total                                      $793,277    $777,540   $  20,185    $ (4,448)
--------------------------------------------------------------------------------------------------

         At December 31, 1996 and 1995, fixed maturities with an amortized cost of $67,356,000 and $58,356,000 respectively were on deposit with insurance regulatory authorities to meet statutory requirements. In addition, fixed maturities with an amortized cost of $37,467,000 and $46,325,000 were being held in trust under reinsurance agreements at December 31, 1996 and 1995, respectively. The approximate market value and amortized cost of fixed maturity investments at December 31, 1996, are shown below by contractual or expected maturity periods. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. During 1995, the Company transferred securities from the held-to-maturity category to the available-for-sale category, as allowed under the FASB 115 Guide to Implementation. The amortized cost of the transferred securities was $61,193,000 and the related unrealized gain was $2,678,000.

---------------------------------------------------------------------------------------------
                                               HELD-TO-MATURITY           AVAILABLE-FOR-SALE
                                               ----------------           ------------------
                                           FAIR          AMORTIZED      FAIR        AMORTIZED
(in thousands):                            VALUE           COST         VALUE         COST
---------------------------------------------------------------------------------------------
Due in one year or less                  $106,786        $106,753     $ 15,501     $ 15,478
Due after one year through five years     558,286         549,402      112,285      110,249
Due after five years through ten years    165,057         162,629       98,617       96,352
Due after ten years                        34,178          32,362       16,772       15,823
---------------------------------------------------------------------------------------------
Subtotal                                  864,307         851,146      243,175      237,902
Collateralized mortgage obligations                                    561,949      555,315
---------------------------------------------------------------------------------------------
Balance at December 31, 1996             $864,307        $851,146     $805,124     $793,217
---------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Foreign exchange gains and losses due to the translation of foreign currency are combined with net unrealized investment gains and losses in the Stockholders'
Equity section of the Balance Sheet. Following is a reconciliation of the "Net unrealized investment and foreign exchange gains (losses)" account:
--------------------------------------------------------------------------------





------------------------------------------------------------------------------------------------
                                                       CHANGE                 CHANGE
DECEMBER 31 (in thousands):                1996       FOR 1996    1995       FOR 1995       1994
------------------------------------------------------------------------------------------------
Fixed Maturities Available-for-Sale:
         Gross unrealized gains         $ 15,962    $ (4,223)   $ 20,185    $ 19,425    $    760
         Gross unrealized losses          (4,055)        393      (4,448)     38,873     (43,321)
Equity Securities:
         Gross unrealized gains           18,184         420      17,764      11,782       5,982
         Gross unrealized losses          (3,951)       (603)     (3,348)      1,230      (4,578)
------------------------------------------------------------------------------------------------
         Subtotal                         26,140      (4,013)     30,153      71,310     (41,157)
         Taxes                            (9,015)      1,215     (10,230)    (23,628)     13,398
         Foreign Exchange Translation     (9,688)      2,980     (12,668)     (1,873)    (10,795)
------------------------------------------------------------------------------------------------
                  TOTAL                 $  7,437    $    182    $  7,255    $ 45,809    $(38,554)
------------------------------------------------------------------------------------------------

         Investments by the Company in investment grade corporate debt securities may be affected by a rating decline subsequent to acquisition. However, the percentage of the portfolio affected by such developments is generally not significant due to the diversification of the aggregate portfolio.

         The Company has no significant investment concentration of credit risk by issuer, industry or geographic region.

         An analysis of net realized gains and losses applicable to investments is as follows:

---------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31 (in thousands):     1996           1995          1994
---------------------------------------------------------------------------------------
Fixed Maturities Held-to-Maturity:
         Gross realized gains                                  $      2
         Gross realized losses                  $   (118)          (168)      $   (234)
Fixed Maturities Available-for-Sale:
         Gross realized gains                      2,240            712            828
         Gross realized losses                    (1,652)          (266)          (512)
Fixed Maturities Trading:
         Gross realized gains                                       218            272
         Gross realized losses                                     (282)        (2,159)
Equity Securities:
         Gross realized gains                     14,353          6,734          6,086
         Gross realized losses                    (6,028)        (1,653)        (1,783)
Other Invested Assets:
         Gross realized gains                      1,160          1,285          2,393
         Gross realized losses                    (2,143)        (5,861)        (2,212)
---------------------------------------------------------------------------------------
TOTAL                                           $  7,812       $    721       $  2,679
---------------------------------------------------------------------------------------


The Company disposed of certain held-to-maturity securities due to deteriorating credit or mandatory redemption.

The components of investment income are as follows:

---------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31
  (in thousands):                                  1996           1995           1994
---------------------------------------------------------------------------------------
Interest on fixed maturities                   $ 103,539      $  83,724      $  63,347
Dividends on preferred stocks                      3,100          3,169          2,365
Dividends on common stocks                         5,720          1,509          1,326
Interest on mortgage loans                         1,072          1,228          1,293
Interest on policy loans                             499            475            305
Short-term and other investment income            12,180         14,777         11,085
---------------------------------------------------------------------------------------
Total                                            126,110        104,882         79,721
Less: Investment expenses                         (4,910)        (5,482)        (5,279)
---------------------------------------------------------------------------------------
Net investment income                          $ 121,200      $  99,400      $  74,442
---------------------------------------------------------------------------------------

FAIR VALUES
The fair value of the Company's financial instruments other than investments and those where fair values approximate carrying value (See Note 2(l)) are as follows:

---------------------------------------------------------------------------------------
                                   1996                        1995
AT DECEMBER 31              FAIR          CARRYING       FAIR          CARRYING
(in thousands):            VALUE           AMOUNT        VALUE           AMOUNT
---------------------------------------------------------------------------------------
Mortgage Loans             $   10,600      $  10,200     $  12,200     $  11,800
Notes Payable              $  221,300      $ 222,500     $ 238,800     $ 236,000
---------------------------------------------------------------------------------------

(4) POLICY LIABILITIES, UNEARNED PREMIUMS AND LIABILITIES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

     The composition of the liability at December 31, 1996 and 1995, and related significant assumptions used are as follows:


--------------------------------------------------------------------------------------------------------------------------
                              LIFE                             AMOUNT OF
                            INSURANCE                        FUTURE POLICY                   BASES OF ASSUMPTIONS (B)
                          IN FORCE (A)                        BENEFITS (A)
LINE OF BUSINESS         (in millions)                      (in thousands)         INTEREST RATES
                       1996           1995              1996              1995       AND METHODS            MORTALITY
--------------------------------------------------------------------------------------------------------------------------
LIFE:

Ordinary              $  288        $   279           $ 30,309          $ 30,425   Rates range from        110% 55-60
                                                                                   8% graded to 4%         Select and
                                                                                   for most recent         Ultimate
                                                                                   issues and 4%
                                                                                   graded to 3% for
                                                                                   earliest issues.
Annuity
  Fixed Premium                                         10,967            12,241   Same as above.          Same as above.
  Flexible Premium                                      34,766            35,243   Full Account Value
  Single and Other
  Paid Up                                               18,475            19,248   Full Account Value
Credit                15,819         13,874            113,638           109,432   Unearned premiums
                                                                                   based principally
                                                                                   on the "Rule of 78's"
                                                                                   method.

Group                 10,335         14,424              1,304             1,603   7 1/2% Net Level
                                                                                   130% 60 CSG
Universal Life         3,094          2,635            105,210            85,846   Full Account Value
All Other                898            973              6,696             7,048   2.5%-6%                 Various
                                                                                   Net Level

ACCIDENT AND HEALTH:
  Group                                                 10,397             7,939   Unearned premiums
                                                                                   based on the
                                                                                   pro rata method.

  Credit                                               104,604            98,021   Unearned premiums
                                                                                   based on the
                                                                                   average of the
                                                                                   pro rata and "Rule
                                                                                   of 78's" methods.
  Individual                                            49,252            50,046   3%                      105%
                                                                                                           1959 ADB
                                                                                                           Table
  Property:                                            552,141           457,969   Unearned premiums
                                                                                   based on the
                                                                                   pro rata method.

--------------------------------------------------------------------------------------------------------------------------
  Totals - Net         30,434        32,185          1,037,759           915,061
  Reinsurance Ceded    18,270        10,523            545,139           539,056
  Totals - Gross      $48,704       $42,708         $1,582,898        $1,454,117
--------------------------------------------------------------------------------------------------------------------------


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

Overall claims experience is principally dependent on the frequency and severity of claims as well as trends in litigation and loss cost inflation. With the exception of discontinued lines, the Company writes primarily property coverages which are characterized by relatively short settlement periods and quick development of ultimate losses. Discontinued business includes the Company's participation in excess casualty reinsurance assumed pools. The business is long-tail in nature and losses continue to exceed both Company and industry expectations. Most of these losses result from asbestos-related and environmental pollution claims. Management is unable to make a reasonable estimate of the Company's ultimate liability from these pools due to a general absence of reliable predictive data and of a generally accepted actuarial methodology for these exposures, significant unresolved legal issues including coverage issues, policy definitions and evolving theories and arguments. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties is complex and uncertain. The Company establishes loss reserves on known claims as recommended by the various pool managers and additional reserves to compensate for those claims that have not yet been reported. Losses from its discontinued reinsurance pools included in the accompanying table are $8.3 million, $7.3 million and $4.2 million in 1996, 1995 and 1994 respectively. Reinsurance pool reserves represent approximately 10.7% of the gross liability for property and casualty losses and LAE at December 31, 1996. The Company's estimating and reserving practices are reviewed continually. Subsequent adjustments to the original estimates are made when determinable and are reflected in current year operations.

     The accompanying tables present an analysis of losses and LAE for the Company's domestic property and casualty subsidiaries. The following table provides a reconciliation of beginning and ending liability balances for 1996, 1995 and 1994.

-----------------------------------------------------------------------------------------------
Reconciliation of Liability for Losses and Loss Adjustment Expenses for Domestic
Property and Casualty Subsidiaries
-----------------------------------------------------------------------------------------------
(in thousands):                                              1996         1995         1994
-----------------------------------------------------------------------------------------------
Liability for losses and LAE at beginning of year (net)   $ 162,342    $ 137,978    $ 119,491
-----------------------------------------------------------------------------------------------
Losses and LAE incurred related to:
Current year                                                321,487      269,623      235,857
Prior years                                                  (3,748)         332        2,612
-----------------------------------------------------------------------------------------------
Total incurred                                              317,739      269,955      238,469
-----------------------------------------------------------------------------------------------
Losses and LAE paid related to:
Current year                                               (223,754)    (173,937)    (154,498)
Prior years                                                 (70,489)     (71,654)     (65,484)
-----------------------------------------------------------------------------------------------
Total paid                                                 (294,243)    (245,591)    (219,982)
-----------------------------------------------------------------------------------------------
Liability for losses and LAE at end of year (net)           185,838      162,342      137,978
Reinsurance receivable for unpaid losses                     80,732       75,439       50,063
Liability for losses and LAE at end of year (gross)       $ 266,570    $ 237,781    $ 188,041
-----------------------------------------------------------------------------------------------


Accident and health net claim liabilities reported in the Company's life subsidiaries were $80,026,000, $57,049,000 and $55,875,000 at December 31, 1996,
1995 and 1994, respectively. There was no significant adverse development during the past three years.

(5)  REINSURANCE

     The Company's insurance subsidiaries follow the policy of reinsuring risk in excess of $250,000 under an ordinary life policy and $300,000 under a property policy. In addition, aggregate excess of loss coverage is obtained for the Company's property and casualty business as protection against catastrophic losses. Ceded claim and policy liabilities are recorded as assets on the balance sheet under the caption "Reinsurance Receivable." The Company's insurance subsidiaries are liable for these amounts in the event reinsurers are unable to pay their portion of the claims. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities or economic attributes of the reinsurers to lessen its exposure to significant losses from reinsurer insolvencies. Reinsurance ceded incurred losses for 1996 and 1995 were $315,096,000 and $268,820,000 respectively. Liabilities for ceded claim reserves and recoverables on paid losses at December 31, 1996 and 1995 are shown below.

------------------------------------------------------------------------------
AT DECEMBER 31 (in thousands):                     1996           1995
------------------------------------------------------------------------------
Ceded Claim Liabilities:
         Life and health business              $ 63,554        $ 51,169
         Property and casualty business        $101,010        $ 80,215
------------------------------------------------------------------------------
Reinsurance Recoverable on Paid Losses:
         Life and health business              $ 19,492        $ 12,784
         Property and casualty business        $ 20,682        $ 16,435
------------------------------------------------------------------------------




The effect of reinsurance on premiums written and earned for the years ended December 31 is as follows:



-------------------------------------------------------------------------------------------------------
                                      1996                    1995                     1994
(in thousands):              WRITTEN      EARNED      WRITTEN      EARNED       WRITTEN     EARNED
-------------------------------------------------------------------------------------------------------
     Life and Health:
         Direct premiums    $  714,651   $  677,758   $  653,256   $  562,360   $  499,140   $  495,066
         Assumed premiums   $   48,563   $   62,878   $   49,209   $   57,058   $   42,998   $   41,146
         Ceded premiums     $  362,458   $  356,671   $  277,893   $  242,311   $  188,568   $  176,112
-------------------------------------------------------------------------------------------------------
     Property and Casualty:
         Direct premiums    $1,690,883   $1,561,533   $1,474,399   $1,309,557   $1,136,660   $1,060,463
         Assumed premiums   $   38,731   $   74,524   $  109,709   $   79,158   $   82,276   $   79,450
         Ceded premiums     $  637,448   $  641,537   $  601,123   $  525,109   $  482,525   $  405,696
-------------------------------------------------------------------------------------------------------

(6)  INCOME TAXES

     Prior to 1984, ABLAC was taxed at regular corporate rates in accordance with the Life Insurance Company Income Tax Act of 1959, whereby a portion of its statutory income was not subject to current income taxation, but was accumulated in an account designated "policyholders' surplus." The aggregate balance in this account ($17,000,000 at December 31, 1996) would be taxed at applicable current rates only if distributed to stockholders or if the account exceeded a prescribed maximum. The Deficit Reduction Act of 1984 eliminated additions to the account for 1984 and thereafter. ABLAC does not anticipate any transactions that would cause any part of this amount to become taxable. Deferred taxes in the amount of $5,950,000 have not been provided since the Company does not anticipate any transactions that would cause any part of the account balance to become taxable. As of December 31, 1996, ABLAC has a shareholders' surplus account balance (on a tax basis) of approximately $128,000,000 from which it could pay dividends to stockholders without incurring any federal income tax liability, subject to regulatory requirements and the availability of funds. The other life insurance subsidiaries do not have policyholders' surplus account balances.

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

     Pre-tax income is derived from the following sources:

----------------------------------------------------------------------------
(in thousands):                            1996         1995           1994
----------------------------------------------------------------------------
Domestic (including U.S. possessions)   $ 144,381    $ 107,772    $   78,459
Foreign                                    (8,436)      (3,577)        1,357
----------------------------------------------------------------------------
         Total                          $ 135,945    $ 104,195    $   79,816
----------------------------------------------------------------------------


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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax liabilities and assets are as follows:

---------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, (IN THOUSANDS):                                                            1996          1995
---------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
         Deferred policy acquisition costs                                              $ 104,687    $  87,519
         Net unrealized investment gains                                                    9,015       10,230
         Depreciation and amortization                                                      5,218        5,442
         Others - net                                                                      10,918        6,211
---------------------------------------------------------------------------------------------------------------
         Total gross deferred tax liabilities                                             129,838      109,402
---------------------------------------------------------------------------------------------------------------
Deferred tax assets:
         Insurance policy liabilities                                                     (61,385)     (53,138)
         Difference between book and tax bases of investments                              (9,403)      (5,195)
         Accrued expenses and other amounts not currently deductible for tax purposes     (16,179)     (15,583)
         Tax loss carryforward of U.K. subsidiary                                          (4,496)      (1,434)
         Others - net                                                                      (2,076)      (5,937)
---------------------------------------------------------------------------------------------------------------
         Total gross deferred tax assets                                                  (93,539)     (81,287)
         Less valuation allowance                                                           4,496        1,434
---------------------------------------------------------------------------------------------------------------
         Net deferred tax assets                                                          (89,043)     (79,853)
---------------------------------------------------------------------------------------------------------------
         Net deferred tax liability (asset)                                             $  40,795    $  29,549
---------------------------------------------------------------------------------------------------------------

Significant components of the provision for income taxes attributable to continuing operations are as follows:


---------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31
  (in thousands):                              1996       1995        1994
---------------------------------------------------------------------------
Current:
         Federal                            $ 24,169   $ 19,608    $ 12,480
         Foreign                               4,752      5,597       2,350
---------------------------------------------------------------------------
         Total current                        28,921     25,205      14,830
---------------------------------------------------------------------------
Deferred:
         Federal                              11,032      6,773       7,901
         Foreign                               1,489        (43)        541
---------------------------------------------------------------------------
         Total deferred                       12,521      6,730       8,442
---------------------------------------------------------------------------
         Total provision for income taxes   $ 41,442   $ 31,935    $ 23,272
---------------------------------------------------------------------------


The provision for foreign taxes includes amounts attributable to income from U.S. possessions which are considered foreign under U.S. tax laws.

Total income tax expense (benefit) varies from amounts computed by applying current federal income tax rates to income before income taxes. The reasons for these differences and the approximate tax effects thereon for each year ended

December 31 are as follows:

----------------------------------------------------------------------
                                               1996     1995     1994
----------------------------------------------------------------------
Statutory tax rate                             35.0%    35.0%    35.0%
Foreign operating loss carryforward             2.5      1.6
Rate differential - U.S. possessions           (2.5)    (3.4)    (1.1)
Tax exempt investment income and dividends     (1.7)    (2.4)    (2.6)
Tax settlement, refunds and other taxes         1.0      (.4)     (.8)
Tax credits, others - net                      (3.8)      .3     (1.3)
----------------------------------------------------------------------
         Effective tax rate                    30.5%    30.7%    29.2%
----------------------------------------------------------------------



Deferred income taxes (benefits) of $9,015,000, $10,230,000 and $(13,398,000) in
1996, 1995 and 1994 respectively have been provided on net unrealized investment gains (losses).

The Company intends to indefinitely reinvest the undistributed earnings of its wholly owned foreign subsidiaries. The cumulative amount of undistributed earnings for which the Company has not provided deferred income taxes is approximately $60,000,000 as of December 31, 1996. Upon distribution of such earnings in a taxable transaction, the Company would incur additional U.S. income taxes in the amount of approximately $12,700,000 net of anticipated foreign tax credits.

Current tax benefits of approximately $1,300,000 related to the vesting of restricted stock were credited directly to additional paid-in capital in 1996.

At December 31, 1996, the Company's U.K. subsidiary had approximately $13,624,000 in net operating loss (NOL) carryforwards. A valuation allowance for the full amount of the related tax benefit has been established due to uncertainties associated with utilization of the NOL carryforwards.

The Company made federal income tax payments (net of refunds) of $21,875,000, $13,448,000 and $16,550,000 for the years 1996, 1995 and 1994 respectively.

(7)  Notes Payable

Following is a summary of outstanding debt at December 31:

---------------------------------------------------------------------------------------------------------------------
(in thousands):                                                                                      1996       1995
---------------------------------------------------------------------------------------------------------------------
Short-term credit facility                                                                        $ 80,317   $ 87,000
$200,000,000 medium-term note program                                                              125,000    125,000
10.2% promissory notes due September 12, 1998, annual prepayments of $4.6 million
         commenced September 12, 1995. Interest is payable quarterly                                 9,200     13,800
Note payable guaranteed by the Company for LESOP. (See Note 9.)                                      4,250      6,375
Convertible debenture bonds due to officers on May 24, 1999 (convertible into 150,000 shares of
         the Company's Common Stock). Interest is payable quarterly at 1% above prime                3,723      3,723
Other notes payable                                                                                                83
---------------------------------------------------------------------------------------------------------------------
Total                                                                                             $222,490   $235,981
---------------------------------------------------------------------------------------------------------------------

On December 1, 1995, the Company replaced its short-term credit facility with a $250,000,000 five-year competitive advance and revolving credit agreement with a group of banks. The agreement features a revolving line of credit, commercial paper and/or bid loan facilities. Interest rates vary according to the credit instrument exercised and the market rates then prevailing. Quarterly fees payable under this credit facility are: (a) fees payable to each lender, based upon the Company's Moody's and Standard & Poor's ratings at every quarter end;
(b) utilization fees; and (c) administrative fee. The fees incurred in 1996 were $316,000 for these facilities. Fees were $1,482,000 and $906,000 for 1995 and 1994 respectively. The credit agreement contains various covenants pertaining to minimum stockholders' equity, maximum funded debt ratio and insurance statutory surplus and other ratios. No dividend payments are permitted if there is a default under the credit agreement.

In 1994, the Company filed with the Securities and Exchange Commission a shelf registration statement for $200,000,000 medium-term notes which provides for maturities ranging from nine months to thirty years. Under this shelf registration, the Company issued a $75,000,000 fixed rate note in May 1994 at 7.6% that is due May 1999 and interest is payable semi-annually. In addition, the Company issued a five-year $50,000,000 floating rate note in April 1995. Interest is payable and the rate is established on a quarterly basis. At December 31, 1996, the interest rate was 6.2%.

Interest paid was $17,924,000 in 1996, $14,328,000 in 1995 and $10,719,000 in
1994.

The following information is furnished with respect to the Company's short-term borrowings (commercial paper and revolving line of credit):

-------------------------------------------------------------------------
AT DECEMBER 31 (in thousands):                          1996       1995
-------------------------------------------------------------------------
Amount outstanding                                  $ 80,317     $87,000
Weighted average interest rate on outstanding debt      5.62%       6.15%

For the year ended December 31 (in thousands):          1996       1995
-------------------------------------------------------------------------
Average amount outstanding                          $114,058     $83,417
Maximum amount outstanding                          $188,147     $97,000
Average interest rate                                   5.63%       6.23%
-------------------------------------------------------------------------

(8)  Stockholders' Equity

     The Company has authorized 3,500,000 shares of no par preferred stock. On February 24, 1988, the Board of Directors adopted a "Rights Plan" (amended November 14, 1990) creating certain rights which attach to and trade with each share of common stock outstanding on or after March 11, 1988. Upon the acquisition of, or the announcement of a tender offer for, specified amounts of the Company's common stock, the rights will separate from the common stock, at which time holders of the rights will be entitled to purchase units of the Company's Series A Participating Preferred Stock. Thereafter, under certain circumstances (including acquisitions of specified amounts of the Company's common stock, mergers involving the Company, and certain self-dealing transactions by an acquisitor), holders of the rights will be entitled to purchase common stock (or other property) of the Company (or of the acquiring entity) at prescribed levels. At December 31, 1996, there were 350,000 shares of Series A Preferred Stock reserved for issuance. The rights are redeemable at the Company's option and expire on March 10, 1998.

     At December 31, 1996, the Company had 2,300,000 shares of $3.125 Series B Cumulative Convertible Preferred Stock issued and outstanding. Holders of the Convertible Preferred Stock are entitled to a cumulative dividend, payable quarterly, at the annual rate of $3.125 per share. If six quarterly dividends are in arrears, the holders of the convertible preferred stock will be entitled to vote as a separate class to elect two directors of the Company. The Convertible Preferred Stock will not be redeemable prior to August 7, 2000. On and after such date, the Convertible Preferred Stock will be redeemable, in whole or in part, at the option of the Company, at $51.88 per share of Convertible Preferred Stock during the period from August 7, 2000 to August 6, 2001 and declining ratably annually to $50 per share of Convertible Preferred Stock on or after August 7, 2006, plus in each case accrued and unpaid dividends to the redemption date.

     Each share of Preferred Stock has a liquidating preference of $50, plus accrued and unpaid dividends, and is convertible at any time at the option of the holders thereof into .9987 shares of Common Stock of the Company (equivalent to a conversion price of $50.065 per Common Share), subject to adjustment under certain conditions.

     Stock insurance companies are subject to various states' insurance laws and regulations whereby amounts available for dividends are restricted. Net consolidated assets restricted as to distribution to the Company are $570,400,000. The maximum statutory allowed dividends in 1997 are $139,800,000.

     A summary of statutory financial information for the domestic insurance companies is presented below:

-------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31 (IN THOUSANDS)                         1996     1995       1994
-------------------------------------------------------------------------------------------------
Statutory Net Income (including net realized capital gains/losses)
         Life insurance subsidiaries                                 $54,100   $21,000   $15,700
         Property and casualty insurance subsidiaries                $52,200   $29,400   $40,400

-------------------------------------------------------------------------------------------------
AT DECEMBER 31 (IN THOUSANDS)                                                    1996      1995
-------------------------------------------------------------------------------------------------
Statutory Capital and Surplus
         Life insurance subsidiaries                                           $234,700  $188,900
         Property and casualty insurance subsidiaries                          $374,500  $271,500


Statutory Permitted Practices

The Company's insurance subsidiaries prepare their statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the insurance department of their state of domicile. Prescribed statutory accounting practices include state laws, regulations and general administrative rules as well as a variety of publications of the National Association of Insurance Commissioners (NAIC). Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state and may change in the future. The NAIC has a project to codify statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. The codification, when completed, will likely change the definitions of what comprises prescribed as opposed to permitted statutory accounting practices and may result in changes to the accounting policies that insurance companies use to prepare their statutory financial statements.

(9)  Compensation and Other Plans

Stock Option Plans

Senior Management Plan

On May 25, 1994, stockholders approved the adoption of the 1994 Senior Management Stock Option Plan (Senior Plan). Under the terms of the Senior Plan, certain key employees may be granted options at prices equivalent to the fair market value of ABIG's common stock on the grant date. Each option further entitles the employee to be awarded two additional shares of restricted common stock. Options are not exercisable before the six-month anniversary nor after the third anniversary from the date of grant. During a three-year vesting period, the restricted shares are subject to forfeiture in the event the related primary shares are disposed, or if employment with the Company is terminated except by death, disability or retirement. Dividends and voting rights on the restricted shares remain with the employee during the vesting period. Full vesting occurs on the third anniversary after the date the options are exercised. As of December 31, 1996 there were 608,878 shares authorized. Grants may be made under this plan until February 18, 2004.

Non-Employee Directors' Stock  Option Plan

On May 25, 1994, stockholders approved the adoption of the 1994 Non-Employee Directors' Stock Option Plan (Director's Plan). Under the terms of the plan, each non-employee director will receive 1,000 options annually at prices equivalent to the fair market value of ABIG's common stock on the grant date. Options granted are not exercisable before the six-month anniversary nor after the fifth anniversary from the date of the grant. As of December 31, 1996, there were 50,000 shares authorized. Grants may be made under this plan until March 24, 2004.

Award and Incentive Plans

On May 22, 1991, stockholders approved two stock option plans: (1) 1991 Stock Option/Restricted Stock Award Plan (Award Plan) and (2) 1991 Stock Incentive Compensation Plan (Incentive Plan). Under the terms of the Award Plan, certain key employees may be granted options at prices equivalent to the fair market value of ABIG's common stock on the grant date. Each option further entitles the employee to be awarded three additional shares of restricted common stock. Options are not exercisable before the six-month anniversary nor after the third annual anniversary from the date of grant. During the vesting period, the restricted shares are subject to forfeiture in the event the related primary shares are disposed, or if employment with the Company is terminated except by death, disability or retirement. Dividends and voting rights on the restricted shares remain with the employee during the vesting period. Full vesting occurs on the fifth annual anniversary after the date the options are exercised. In 1995, the Company amended the Plan's vesting period provision, originally five years, to allow certain restricted shareholders to elect an additional one-, two- or three-year vesting period for their shares. In 1994, the stockholders approved the Senior Management Stock Option Plan, and as a result, no new grants will be made under the

Award Plan

Under the terms of the Incentive Plan, certain other management employees may be granted options at prices equivalent to fifty percent of the fair market value of the Company's common stock on the grant date. Shares obtained by exercise are subject to restrictions. Non-vested shares are subject to forfeiture if employment is terminated except by death, disability or retirement. Vesting occurs ratably over a five-year period from the date of exercised. As of December 31, 1996 there were 289,586 shares authorized. Grants may be made under the Incentive Plan until November 14, 2000.

A summary of the status and activity for options and shares granted and exercised under the Plans at December 31, 1996, is as follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                              Award/Senior Plan             Incentive Plan             Non-Employee Directors Plan
-----------------------------------------------------------------------------------------------------------------------------------
                                                                  Weighted                    Weighted                     Weighted
                                                                   Average                     Average                      Average
                                                                  Exercise                    Exercise                     Exercise
                                           Granted    Exercised    Price   Granted   Exercised   Price   Granted  Exercised  Price
-----------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1993                    38,400     470,478                        60,465

1994
Grants                                     89,500                          75,100                       13,000
Exercises (Award Plan $14.63 - $23.13,
   Senior Plan $22.13, and principally
   $11.06 Incentive Plan)                 (49,400)     49,400            (51,100)    51,100
Forfeitures/Reacquisitions                            (56,400)                       (4,360)
Lapses                                     (3,900)                       (24,000)
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding at End of Year
  (all exercisable)                        74,600     463,478                       107,205             13,000

1995
Grants                                     74,400                         65,500                        13,000
Exercises (Award Plan $18.13 - $26.50,
   Senior Plan $23.13 - $30.25, and
   $15.13 - 17.00 Incentive Plan and
   $22.56 Non-Employee)                   (66,500)     66,500            (41,200)    41,200             (2,000)      2,000
Forfeitures/Reacquisitions                             (7,500)                       (5,390)
Lapses                                    (19,500)                       (24,300)
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding at End of Year
  (all exercisable)                        63,000     522,478   $27.20      N/A     143,015       N/A   24,000       2,000   $26.52

1996
Grants                                     94,200               $41.10    73,300                $20.53  13,000               $40.38
Exercises (Award Plan $26.50,
   Senior Plan $22.13 - $47.50, and
   $20.50 - 23.75 Incentive Plan and
   $22.56 - $29.88 Non-Employee)          (60,600)     60,600   $33.46   (45,000)    45,000     $20.51  (5,000)      5,000   $26.95
Forfeitures/Reacquisitions                            (14,538)  $27.90               (6,570)
Lapses                                     (9,300)              $27.90   (28,300)               $20.55
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding at End of Year
  (all exercisable)                        87,300               $37.78      N/A                   N/A   32,000               $32.08
Exercised - Net                                       568,540                       181,445                          7,000
-----------------------------------------------------------------------------------------------------------------------------------
Weighted average fair value of options
   granted during the year                  $8.18                         $20.57                        $11.42
-----------------------------------------------------------------------------------------------------------------------------------


The following table summarizes information about stock options outstanding at December 31, 1996:

-----------------------------------------------------------------------------------------------------------------------------------
                                        Options Outstanding                             Options Exercisable
-----------------------------------------------------------------------------------------------------------------------------------
                          Number         Weighted-Average                            Number
       Range of         Outstanding          Remaining         Weighted-Average    Exercisable    Weighted-Average
    Exercise Prices     at 12/31/96      Contractual Life       Exercise Price     at 12/31/96     Exercise Price
-----------------------------------------------------------------------------------------------------------------------------------
     $22.13 - $30.25     39,700                 2.0                $ 8.88           39,700               $ 8.88
     $40.38 - $47.50     79,600                 2.8                $27.37           79,600               $27.37
-----------------------------------------------------------------------------------------------------------------------------------
     $22.13 - $47.50    119,300                 2.6                $36.25          119,300               $36.25

Shares issued under the plans are recorded at fair market value at the effective date of the grant. The unamortized difference ($4,382,000 as of December 31, 1996, and $3,620,000 as of December 31, 1995) between the fair market value and option price on shares which are restricted is reported as part of stockholders' equity. Amortization of the restricted stock is recorded as compensation expense ratably over the vesting period ($1,544,000 in 1996, $1,407,000 in 1995 and $965,000 in 1994). Furthermore, any difference between the fair market value and the option price on the unrestricted shares in the Award Plan and Senior Plan is recorded as compensation expense. Forfeitures are included as credits in the income statement during the period in which the forfeiting event occurs.

Fair Values of Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options as allowed pursuant to FASB Statement No. 123, "Accounting for Stock Based Compensation" (FASB Statement
123). FASB Statement 123 requires use of option valuation models that require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards under those plans, consistent with FASB Statement No. 123, the reduction in the Company's 1996 and 1995 net income and net income per share would have been insignificant. The effect of applying the fair value method of accounting for stock options on reported net income and net income per share for 1996 and 1995 may not be representative of the effects for future years because outstanding options vest over a period of several years and additional awards are generally made each year.

The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1995:

               Risk-free interest rate                    5.63%             5.97%
               Expected life                              1.33              1.34
               Expected volatility                          26%               32%
               Expected dividend yield                    1.99%             2.56%

ESODAP

The Executive Stock Option/Dividend Accrual Plan (ESODAP) authorizes stock options for key management employees of the Company. As of December 31, 1996, options representing 710,414 shares had been issued under the plan, of which 275,912 had been exercised and 65,938 had been terminated. A key feature of the plan is the Dividend Accrual Account which allows for the crediting of dividends in order to assist the executive in the exercise of the options. The Company discontinued making grants under this plan effective with the approval and adoption of the 1991 Incentive and Award plans.

Other Plans

KEDP

Under the 1994 Key Executive Debenture Plan (KEDP), the Board may select certain Company officers to be eligible to purchase convertible debentures. As of December 31, 1996, two debentures in the aggregate amount of $3.7 million had been issued which are convertible into all the 150,000 shares as currently reserved under the plan.

LESOP

The Leveraged Employee Stock Ownership Plan (LESOP) through its trust was funded by a loan from a bank which was collateralized with newly issued shares of the Company's stock purchased by the LESOP at market price.

Although the debt is not a direct obligation of the Company, it is nevertheless reported as part of the Company's debt with an offsetting balance reflected as a reduction of stockholders' equity. As contributions to the LESOP are made by the Company, the debt is repaid to the bank by the LESOP and the balances on the Company's balance sheet are reduced accordingly. The Company has guaranteed the Trust's loan obligation. It intends to make contributions to the LESOP in amounts sufficient to enable the Trust to repay the loan on a quarterly basis over ten years, including interest equal to 6%. The shares held by the bank as collateral are released proportionately as loan repayments are made. Upon such release, the shares are available for allocation to employees based upon years of service. Employees are entitled to vote the shares allocated to them. Unallocated shares are voted by the LESOP's Trustee. At December 31, 1996 and 1995, the loan balance was $4.3 million and $6.4 million respectively. The interest portion of the LESOP pension expense was $.4 million in 1996 and $.6 million in 1995 and in 1994.

As a result of the promulgation of Statement of Position (SOP) 93-6 - "Employers' Accounting for Employee Stock Ownership Plans" - by the American Institute of Certified Public Accountants in late 1993, new reporting rules became effective in 1994. These changes are mandated for shares acquired in 1993 and later, and are optional for previously acquired shares. The Company has no shares subject to the mandated provisions and, as permitted by the SOP, is not electing to change its accounting for previously acquired shares. The following disclosures are made to supplement previously disclosed plan information:

         o Dividends paid on all shares held by the LESOP are used to service the existing debt of the LESOP.

         o Compensation expense for the years ended December 31, 1996, 1995 and 1994 was $1,186,000, $1,430,000 and $1,480,000
               respectively. The compensation expense represents the Company's contributions to the LESOP necessary to meet its periodic debt service, after applying dividend payments received on the shares held by the LESOP. All dividends paid on such shares retain their character as distributions made from the Company's retained earnings.

         o All shares held by the LESOP are treated as issued and outstanding and, accordingly, are included in the Company's earnings per share calculations.

         o Shares held by the LESOP as of December 31, 1996 include the following:

         Prior allocated                                     1,237,159
         Allocated in 1996                                     171,717
         Suspense shares                                       343,439
         Distribution                                            (322)
                                                             --------
         Total                                               1,751,993
                                                             ---------


Directors' Deferred
Compensation Plan

The 1994 Amended and Restated Directors' Deferred Compensation Plan (Deferred
Plan) allows the directors to defer their fees in cash or in common stock equivalents. The fees that are deferred in common stock equivalents will accumulate and earn interest from the time the fees are deferred until the last day of each quarter when they are converted to common stock equivalents. Upon termination from the board, the director will receive, as elected, either cash or actual shares of the Company's common stock. The Deferred Plan provides for the issuance of up to 100,000 shares of the Company's common stock. At December 31, 1996 there were 75,563 shares allocated under this plan.

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

The pension plan expense included the following components for the years ended December 31:

-------------------------------------------------------------
(in thousands)                    1996       1995       1994
-------------------------------------------------------------
Service cost                    $ 2,146    $ 1,903    $ 2,534
Interest cost                     2,230      1,988      1,924
Actual return on plan assets     (7,656)    (9,228)     1,354
Net amortization and deferral     4,499      6,862     (3,426)
-------------------------------------------------------------
Pension plan expense            $ 1,219    $ 1,525    $ 2,386
-------------------------------------------------------------

The following sets forth the funded status of the Plan and the amount of prepaid pension cost included in the Company's balance sheet at December 31:

------------------------------------------------------------------------------------------------
(in thousands)                                                               1996         1995
Actuarial present value of benefit obligations:
------------------------------------------------------------------------------------------------
A. Vested benefit obligation                                               $(21,892)   $(24,119)
-----------------------------------------------------------------------------------------------
B. Accumulated benefit obligation                                          $(25,228)   $(27,648)
-----------------------------------------------------------------------------------------------
C. Projected benefit obligation                                            $(33,868)   $(38,777)
Plan assets at fair value, primarily
    listed stocks and bonds                                                  44,897      37,747
-----------------------------------------------------------------------------------------------
Excess (deficit) of Plan assets over projected benefit obligation            11,029      (1,030)
Unrecognized net (gain) loss from past
     experience different from that assumed                                  (8,435)      4,884
Prior service cost not yet recognized in net periodic
pension costs                                                                  (208)       (249)
-----------------------------------------------------------------------------------------------
Prepaid pension cost included in other assets                              $  2,386    $  3,605
------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------
Assumptions used were as follows:                1996              1995
-------------------------------------------------------------------------
    Plan discount rate for benefit obligation     7.5%              6.5%
    Rate of increase in compensation                5%                6%
    Expected long-term rate of return on assets     9%                9%
-------------------------------------------------------------------------


The Board of Directors previously approved a non-qualified supplemental benefit plan. This unfunded deferred compensation plan is intended to provide pension benefits which would otherwise be provided under the benefit accrual formula applicable to all employees in the Company's qualified Plan, but which are in excess of an annual amount permitted under current tax regulations. Expense ($.1 million in 1996, $.1 million in 1995 and $.3 million in 1994) is being recognized over the remaining service period for the officers presently covered.

(11)  Commitments and Contingencies

A summary of the approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 1996, is as follows:

---------------------------------------------------------------------------------
For the Years ending December 31
  (in thousands):                       Real Property      Equipment        Total
---------------------------------------------------------------------------------
            1997                            2,374             3,052         5,426
            1998                            2,162             2,751         4,913
            1999                            1,848             1,401         3,249
            2000                            1,325               641         1,966
            2001                              498               518         1,016
---------------------------------------------------------------------------------
                                         $  8,207           $ 8,363       $16,570
---------------------------------------------------------------------------------

Total rental expense for the years ended December 31, 1996, 1995 and 1994 was $9,258,000, $7,661,000 and $5,716,000 respectively.

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

Certain of ABIG's subsidiaries, including ABIC, ABLAC and Voyager, are presently parties to a number of individual consumer and class action lawsuits pending in Alabama involving premium, rate and policy coverage issues. While a number of similar suits have been filed in other jurisdictions, the insurance and finance industries have been targeted in Alabama by plaintiffs' lawyers who enjoy a favorable judicial climate. The Company typically has been named as a co-defendant with one or several retailer or finance companies who have sold the Company's product to a consumer. A number of other insurers are also named as co-defendants in many of the suits.

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

While no one case is necessarily significant in terms of financial risk to the Company, the judicial climate in Alabama is such that the outcome of these cases is extremely unpredictable. Without admitting any wrongdoing, the Company has settled a number of these suits, but there are still a significant number of cases pending, and it is expected that more suits alleging essentially the same causes of action are likely to continue to be filed during 1997. The Company intends to continue to defend itself vigorously against all such suits and believes, based on information currently available, that any liabilities that could result are not expected to have a material adverse effect on the Company's financial position.

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

(12)  Segment Information

------------------------------------------------------------------------------------
Industry Segments (in thousands):           1996              1995              1994
------------------------------------------------------------------------------------
         Net premiums earned:
         Life                              $   383,965    $   377,108    $   360,100
         Property and Casualty                 994,520        863,605        734,217
------------------------------------------------------------------------------------
Total                                      $ 1,378,485    $ 1,240,713    $ 1,094,317
------------------------------------------------------------------------------------
Income before interest and income taxes:
         Life                              $    63,901    $    44,731    $    32,020
         Property and Casualty                  91,876         87,357         66,693
         Other                                  (2,302)       (12,314)        (7,729)
------------------------------------------------------------------------------------
         Subtotal                              153,475        119,774         90,984
Interest expense                               (17,530)       (15,579)       (11,168)
------------------------------------------------------------------------------------
Total                                      $   135,945    $   104,195    $    79,816
------------------------------------------------------------------------------------
Identifiable assets:
         Life                              $ 1,439,254    $ 1,333,076    $ 1,023,634
         Property and Casualty               1,969,705      1,602,160      1,347,262
         Other                                  60,544         52,498         61,603
------------------------------------------------------------------------------------
Total                                      $ 3,469,503    $ 2,987,734    $ 2,432,499
------------------------------------------------------------------------------------


Summarized data for the Company's foreign operations (principally in Canada and the United Kingdom) and domestic operations are as follows:


-------------------------------------------------------------------------------------
GEOGRAPHIC SEGMENTS
FOR THE YEARS ENDED DECEMBER 31 (in thousands)      1996         1995         1994
-------------------------------------------------------------------------------------
Net premiums earned:
         Domestic (including U.S. possessions)   $1,315,822   $1,190,084   $1,048,603
         Foreign                                     62,663       50,629       45,714
-------------------------------------------------------------------------------------
Total                                            $1,378,485   $1,240,713   $1,094,317
-------------------------------------------------------------------------------------
Income before income taxes:
         Domestic (including U.S. possessions)   $  129,652   $  100,616   $   76,305
         Foreign                                      6,293        3,579        3,511
-------------------------------------------------------------------------------------
Total                                          $    135,945   $  104,195   $   79,816
-------------------------------------------------------------------------------------
Identifiable assets:
         Domestic (including U.S. possessions)   $3,294,847   $2,871,773   $2,326,076
         Foreign                                    174,656      115,961      106,423
-------------------------------------------------------------------------------------
Total                                            $3,469,503   $2,987,734   $2,432,499
-------------------------------------------------------------------------------------

The Company distributes its products through eight markets or distribution channels involving over one thousand clients. Its business is generally not concentrated, and no single customer accounted for 10% or more of the Company's consolidated gross collected premiums in 1996.

(13)  Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 1996 and 1995, is presented below:


--------------------------------------------------------------------------------------
(in thousands except per common share data):    First     Second     Third     Fourth
1996                                           Quarter    Quarter   Quarter    Quarter
--------------------------------------------------------------------------------------
Total revenues                                $375,697   $385,988   $399,619   $367,731
Total benefits and expenses                   $344,810   $350,733   $367,922   $329,625
Net income                                    $ 20,636   $ 25,060   $ 22,637   $ 26,170
Net income per common share - primary         $    .99   $   1.19   $   1.02   $   1.16
--------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------
                                               First     Second     Third      Fourth
1995                                          Quarter    Quarter    Quarter    Quarter
--------------------------------------------------------------------------------------
Total revenues                                $309,775   $326,207   $357,245   $367,621
Total benefits and expenses                   $288,143   $303,791   $332,158   $332,561
Net income                                    $ 14,871   $ 16,048   $ 18,684   $ 22,657
Net income per common share - primary         $    .72   $    .77   $    .90   $   1.09
--------------------------------------------------------------------------------------

The sum of the quarterly earnings per share amounts may not equal the comparable amounts for the full year because the computations are done independently.

Schedule I

                     AMERICAN BANKERS INSURANCE GROUP, INC.
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 1996
                                 (IN THOUSANDS)



Information on Summary of Investments - Other Than Investments in Related Parties is included on page 11 in Part I Item 1 c. of this report, and in Note 3 on page 49 in Part II Item 8 of this report, with the exception of the Information on Equity Securities which is included below.


                                                                                                 AMOUNT
                                                                                           AT WHICH SHOWN IN
                                                 COST               MARKET VALUE           THE BALANCE SHEET
                                                 ----               ------------           -----------------
Equity Securities:
     Common Stocks:
       Public Utilities                           $837                    $704                     $704
       Banks, Trust and Insurance
       Companies                                 4,207                   6,807                    6,807
       Industrial, Miscellaneous and
       All Other                                60,378                  71,752                   71,752
     Non-Redeemable Preferred Stock
                                                33,240                  33,632                   33,632
                                                ------                 -------                   ------
Total Equity Securities                       $ 98,662               $ 112,895                $ 112,895
                                              ========               =========                =========

Schedule II

                AMERICAN BANKERS INSURANCE GROUP, INC. (PARENT)
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                                AT DECEMBER 31,
                                 (IN THOUSANDS)



                                                                        1996                1995
                                                                        ----                ----
ASSETS
     Investments in subsidiaries*                                     $934,610           $730,501
     Amounts due from subsidiaries*                                          0             19,988
     Other investments                                                   1,109              2,613
     Cash                                                                  366                459
     Other                                                              12,439              9,310
                                                                      --------           --------
       Total Assets                                                   $948,524           $762,871
                                                                      ========           ========


LIABILITIES AND STOCKHOLDERS' EQUITY
     Short-term debt                                                    80,317             87,000
     Long-term debt                                                    142,173            148,981
     Amounts due to subsidiaries*                                        2,853                  0
     Accrued expenses and other liabilities                             12,974             13,893
                                                                      --------           --------
       Total liabilities                                              $238,317           $249,874
                                                                      --------           --------

STOCKHOLDERS' EQUITY
     Preferred stock                                                   115,000
     Common stock                                                       20,530             20,384
     Additional paid-in capital                                        217,939            215,121
     Net unrealized investment and foreign
       exchange gains                                                    7,437              7,255
     Retained earnings                                                 359,359            282,748
     Treasury stock, at cost                                            (1,426)            (2,516)
     Unamortized restricted stock                                       (4,382)            (3,620)
     Collaterization of loan to Leveraged Employee
     Stock Ownership Plan                                               (4,250)            (6,375)
                                                                      --------           --------
       Total stockholders' equity                                      710,207            512,997
                                                                      --------           --------

       Total liabilities and stockholders' equity                     $948,524           $762,871
                                                                      ========           ========

*Eliminated in consolidated financial statements.

See accompanying note to condensed financial statements.

Schedule II

                AMERICAN BANKERS INSURANCE GROUP, INC. (PARENT)
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                            1996                 1995             1994
                                                            ----                 ----             ----

REVENUES:
     Net investment income                               $     5,934          $     2,744    $     2,547
     Net realized investment (losses) gains                   (4,379)                (194)           891
     Dividends from subsidiaries*                             21,270                8,775         22,539
                                                    -----------------     ----------------  -------------
       Total revenues                                         22,825               11,325         25,977
                                                    -----------------     ----------------  -------------
EXPENSES:
     Operating expenses                                        3,943               13,214         10,178
     Interest                                                 17,530               15,565         11,158
                                                    -----------------     ----------------  -------------
       Total expenses                                         21,473               28,779         21,336
                                                    -----------------     ----------------  -------------

Income (loss) before income taxes and
     equity in undistributed income of subsidiaries            1,352              (17,454)         4,641


INCOME TAX (BENEFIT) EXPENSE:

     Current                                                  (5,356)              (8,853)        (7,235)
     Deferred                                                 (1,313)                  27          1,178
                                                    -----------------     ----------------  -------------
                                                              (6,669)              (8,826)        (6,057)
                                                    -----------------     ----------------  -------------

Income (loss) before equity in
     undistributed income of subsidiaries                      8,021               (8,628)        10,698

Equity in undistributed income of
     subsidiaries*                                            86,482               80,888         45,846
                                                    -----------------     ----------------  -------------

Net income                                                   $94,503              $72,260        $56,544
                                                    =================     ================  =============




*Eliminated in consolidated financial statements.

See accompanying note to condensed financial statements.

Schedule II

                AMERICAN BANKERS INSURANCE GROUP, INC. (PARENT)
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                                       1996         1995           1994
                                                                       ----         ----           ----
Operating Activities:
Net income                                                          $  94,503    $  72,260    $  56,544
    Adjustments  to reconcile  net income to net cash provided by operating activities:
    Equity in undistributed earnings of subsidiaries                  (73,427)     (79,523)     (47,926)
    (Increase) in amounts due from subsidiaries                        41,891       (8,654)     (13,544)
    Decrease in other assets                                           (6,423)       2,289       12,912
    (Decrease) increase in accrued liabilities                        (13,552)       7,932       (1,000)
    Other                                                               2,836        1,397        1,066
    Deferred income taxes                                              (2,213)          27        1,178
                                                                    ---------    ---------    ---------
    Net cash provided by (used in) operating activities                43,615      (4,272)       9,230
                                                                    ---------    ---------    ---------

Investing activities:
    Increase in investment in subsidiaries                            (82,789)      (4,587)        (565)
    Decrease (Increase) in other investments                            1,636         (193)      (3,046)
    Payment for purchase of subsidiaries, net of cash acquired        (46,742)     (17,034)     (32,284)
                                                                    ---------    ---------    ---------
    Net cash used in investing activities                            (127,895)     (21,814)     (35,895)
                                                                    ---------    ---------    ---------

Financing activities:
    Purchase of treasury stock                                           (175)        (893)      (1,208)
    Proceeds from issuance of common stock                              1,898        1,248        1,238
     Proceeds from issuance of preferred stock                        111,781            0            0
    Proceeds from issuance of short-term debt - other                 138,147       50,000       18,000
    Proceeds from issuance of long-term debt - other                        0       81,000       78,723
    Repayment of long-term debt - other                                (4,683)      (4,683)      (4,683)
    Repayment of short-term debt - other                             (144,830)     (86,000)     (51,000)
    Cash dividends paid to stockholders                               (17,951)     (14,824)     (14,304)
                                                                    ---------    ---------    ---------
    Net cash provided by financing activities                          84,187       25,848       26,766
                                                                    ---------    ---------    ---------

    Net (decrease) increase in cash                                       (93)        (238)         101

    Cash at beginning of year                                             459          697          596
                                                                    ---------    ---------    ---------

    Cash at end of year                                             $     366    $     459    $     697
                                                                    =========    =========    =========

See accompanying note to condensed financial statements

Schedule II

                AMERICAN BANKERS INSURANCE GROUP, INC. (PARENT)
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               DECEMBER 31, 1996



NOTES TO CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto of American Bankers Insurance Group, Inc. and Subsidiaries.

The Company is scheduled to repay the LESOP note at a yearly amount of $2,125,000 plus interest. For a description of short-term and long-term debt payable to others and related information see Note 7 to the Consolidated Financial Statements on page 57 in Part II Item 8 of this report. For a description of the Company's commitments and contingencies, see Note 11 to the Consolidated Financial Statements on page 64 in Part II Item 8 of this report.

Schedule III

AMERICAN BANKERS INSURANCE GROUP, INC.
SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(IN THOUSANDS)


                            Deferred Policy      Future                      Other Policy
                              Acquisition       Policy         Unearned          Claim         Premium
                                Costs           Benefits       Premiums         Benefits       Revenue
                            ----------------    --------       --------      ------------      -------
1996
Life & Health                   $167,686        $291,756        $419,573        $189,700       $383,965
Property & Casualty              220,307                         871,569         297,896        994,520
Other
                                --------        --------      ----------        --------     ----------
Total                           $387,993        $291,756      $1,291,142        $487,596     $1,378,485
                                --------        --------      ----------        --------     ----------

1995
Life & Health                   $146,548        $275,250        $399,500        $161,926       $377,108
Property & Casualty              164,331                         779,367         242,819        863,605
Other
                                --------        --------      ----------        --------     ----------
Total                           $310,879        $275,250      $1,178,867        $404,745     $1,240,713
                                --------        --------      ----------        --------     ----------

1994
Life & Health                   $128,606        $266,221        $330,986        $141,587       $360,100
Property & Casualty              100,975                         572,293         191,526        734,217
Other
                                --------        --------      ----------        --------     ----------
Total                           $229,581        $266,221        $903,279        $333,113     $1,094,317
                                --------        --------      ----------        --------     ----------



                                           Benefits
                              Net         Claims and                          Other        Net
                          Investment         Loss        Amortization of    Operating    Premiums
                            Income*       Expenses**           DAC           Expenses    Written**
                          ----------      ----------     ---------------    ---------    ----------
1996
Life & Health                $47,604        $176,935         $93,843          $91,700    $  152,681
Property & Casualty           69,960         346,089         404,012          250,532     1,092,166
Other                          3,636                                           12,449
                            --------        --------        --------         --------    ----------
Total                       $121,200        $523,024        $497,855         $354,681    $1,244,847
                            --------        --------        --------         --------    ----------

1995
Life & Health                $40,249        $168,899         $91,953          $96,105      $196,596
Property & Casualty           58,415         294,231         357,796          206,190       982,985
Other                            736                                           25,900
                            --------        --------        --------         --------    ----------
Total                        $99,400        $463,130        $449,749         $328,195    $1,179,581
                            --------        --------        --------         --------    ----------

1994
Life & Health                $34,022        $180,513         $73,140         $106,225      $191,997
Property & Casualty           39,225         257,446         272,365          181,425       736,411
Other                          1,195                                           24,737
                            --------        --------        --------         --------    ----------
Total                        $74,442        $437,759        $345,505         $312,387      $928,408
                            --------        --------        --------         --------    ----------



  *Excluding net realized investment gains of $7,812, $721 and $2,679 for 1996,
   1995 and 1994, respectively.
 **Excluding Life and Annuity premiums.

Schedule IV

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                                  REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                                                                                    Percentage of
                                                 Gross          Ceded to other       Assumed from                   amount assumed
                                                 amount           companies        other companies     Net amount      to net
                                                 ------         --------------     ---------------     ----------   --------------
1996
Life insurance in force                       $37,851,887        $18,270,339         $10,852,864       $30,434,412      35.7%
                                              -----------        -----------         -----------       -----------
Premiums:
Life insurance                                   $357,795           $190,201             $47,825          $215,419      22.2%
Accident & Health insurance*                      469,532            213,834              26,688           282,386       9.5%
Property & Liability insurance                  1,411,964            594,173              62,889           880,680       7.1%
                                              -----------        -----------         -----------       -----------
Total premiums                                 $2,239,291           $998,208            $137,402        $1,378,485      10.0%
                                              -----------        -----------         -----------       -----------

1995
Life insurance in force                       $41,916,797        $10,522,839            $791,405       $32,185,363       2.4%
                                              -----------        -----------         -----------       -----------
Premiums:
Life insurance                                   $285,100           $123,004             $40,329          $202,425      19.9%
Accident & Health insurance*                      376,010            151,155              35,870           260,725      13.8%
Property & Liability insurance                  1,169,333            493,268             101,498           777,563      13.1%
                                              -----------        -----------         -----------       -----------
Total premiums                                 $1,830,443           $767,427            $177,697        $1,240,713      14.3%
                                              -----------        -----------         -----------       -----------
1994
Life insurance in force                       $30,685,770         $8,686,424          $1,443,472       $23,442,818       5.9%
                                              -----------        -----------         -----------       -----------
Premiums:
Life insurance                                   $262,340            $83,411             $25,808          $204,737      12.6%
Accident & Health insurance*                      313,839            111,634              15,415           217,620       7.1%
Property & Liability insurance                    979,350            386,763              79,373           671,960      11.8%
                                              -----------        -----------         -----------       -----------
Total premiums                                 $1,555,529           $581,808            $120,596        $1,094,317      11.0%
                                              -----------        -----------         -----------       -----------



*Includes premiums from both the life and property and casualty segments.

Schedule VI

                     AMERICAN BANKERS INSURANCE GROUP, INC.
           SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY
                              INSURANCE OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)



                                                 Claims and Claim Adjustment
                                                 Expenses Incurred Related To

                                                                                 Paid Claims and Claim
                                                Current Year       Prior Years*    Adjustment Expenses
                                                ------------       -----------     -------------------
1996
Consolidated Property and Casualty Entities        $345,857        $    232           $313,299

1995
Consolidated Property and Casualty Entities        $285,119        $  9,112           $261,463

1994
Consolidated Property and Casualty Entities        $252,403        $  5,043           $234,292



Information otherwise required in the Schedule is provided in Schedule III.


* 1995 and 1994 amounts have been restated to reflect the reclassification of credit bond losses in Schedule III, approximately $8,000 in 1995 and $3,500 in 1994.

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

       (3)   Exhibits

             3(a)(14)        - Third Amended and Restated Articles of Incorporation.

             3(b)(13)        - Corporate By-Laws, Amended and Restated. As amended on April 18, 1996.

             4(a)(2)         - Rights to Purchase Series A Participating Preferred Stock.

             4(b)(5)         - Amendment to the Rights to Purchase Series A Participating Preferred Stock

             10(a)(1)        - Form of Executive Compensation Agreement.

             10(b)(3)        - 1987 Executive Stock Option/Dividend Accrual Plan.

             10(c)(6)        - Form of Executive Severance Benefits Agreement.

             10(d)(12)       - 5 Year  Competitive  Advance and Revolving  Credit Facility  Agreement  dated as of December 1,
                               1995 among the Company,  certain  banks and Barclays Bank PLC.

             10(e)(12)       - Issuance and Paying Agent Agreement  (For  Commercial  Paper) dated as of 21st day of
                               November  1995 by and between the Company and Chemical Bank.

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

             10(r)(10)       - $75,000,000, 7.60% Medium-term Note dated May 2,1994.

             10(s)(10)       - Irrevocable Stand-by Letter of Credit in favor of Tandy Corporation dated
                               January 31, 1995;

             10(t)(10)       - Reimbursement Agreement with certain banks dated January 31, 1995.

             10(u)(11)       - $50,000,000, Floating Rate, Medium-term Note dated April 12, 1995.

             10(v)(12)       - Form of Executive Compensation Agreement.

             10(w)(12)       - Amendment to the 1991 Stock Option/Restricted Stock Award Plan.

             11              - Statement regarding computation of earnings per share.

             21              - Subsidiaries of the registrant.

             23              - Consent of Independent Accountants.

             27              - Financial Data Schedule

             28              - Information from Reports furnished to Insurance Regulatory Authorities.

             99              - Additional Exhibits

                               Documents relating to American Bankers Insurance Group, Inc. Leverage Employee Stock Ownership
                               Plan (LESOP).

             99(a)(4)        - Note

             99(b)(4)        - Guaranty  Agreement from American Bankers  Insurance Group,  Inc.,  American Bankers Insurance
                               Company of Florida and American Bankers Life Assurance Company of Florida in favor of
                               Sun Bank/Miami, N.A.

             99(c)(6)        - Modified ESOP Note.

             99(d)(7)        - Second Amendment to Trust Agreement among American Bankers Insurance Group and Barnett Banks Trust
                               Company,  N.A.  (Successor to Southeast Bank, N.A., original trustee).

             99(e)(10)       - American Bankers Insurance Group, Inc. Leveraged Employee Stock Ownership Plan, as amended
                               December 30, 1994.


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

         (8) Exhibit incorporated herein by reference from Registrant's Annual Report on Form 10-K for 1993.

         (9) Exhibit incorporated herein by reference from Registrant's Current Report on Form 10-Q for March 31, 1994.

         (10) Exhibit incorporated herein by reference from Registrant's Annual Report on Form 10-K for 1994.

         (11) Exhibit incorporated herein by reference from Registrant's Current Report on Form 10-Q for June 30, 1995.

         (12) Exhibit incorporated herein by reference from Registrant's Current Report on Form 10-K for 1995.

         (13) Exhibit incorporated herein by reference from Registrant's Current Report on Form 10-Q for March 31, 1996.

         (14) Exhibit incorporated herein by reference from Registrant's Current Report on Form 10-Q for June 30, 1996.

    (b.) REPORTS ON FORM 8-K

         No report on Form 8-K was filed during the fourth quarter 1996.

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


American Bankers Insurance Group, Inc.

               /s/ Gerald N. Gaston
By:  ---------------------------------------     Chief Executive Officer, President,            March 28, 1997
                   Gerald N. Gaston                and Vice Chairman of the Board


                 /s/ Robert Hill
By:  ---------------------------------------     Senior Vice President and                      March 28, 1997
                     Robert Hill                   Principal Accounting Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on March 28, 1996.


American Bankers Insurance Group, Inc.

   /s/ R. Kirk Landon
------------------------------ Chairman of the Board        March 28, 1997
       R. Kirk Landon          and Director


  /s/ Gerald N. Gaston
------------------------------ Chief Executive Officer,     March 28, 1997
      Gerald N. Gaston         President, Vice Chairman
                               of the Board and Director

/s/ William H. Allen, Jr.
------------------------------ Director                     March 28, 1997
    William H. Allen Jr.



------------------------------ Director                     March 28, 1997
    Nicholas A. Buoniconti


  /s/ Armando M. Codina
------------------------------ Director                     March 28, 1997
      Armando M. Codina


  /s/ Peter J. Dolara
------------------------------ Director                     March 28, 1997
      Peter J. Dolara


    /s/ Jack F. Kemp
------------------------------ Director                     March 28, 1997
        Jack F. Kemp

   /s/ James F. Jorden
------------------------------ Director                     March 28, 1997
       James F. Jorden



------------------------------ Director                     March 28, 1997
       Daryl L. Jones


 /s/ Malcolm G. MacNeill
------------------------------ Director                     March 28, 1997
     Malcolm G. MacNeill


/s/ Eugene M. Matalene Jr.
------------------------------ Director                     March 28, 1997
    Eugene M. Matalene Jr.


  /s/ Albert H. Nahmad
------------------------------ Director                     March 28, 1997
      Albert H. Nahmad


/s/ Nicholas J. St. George
------------------------------ Director                     March 28, 1997
    Nicholas J. St. George


  /s/ Robert C. Strauss
------------------------------ Director                     March 28, 1997
      Robert C. Strauss


/s/ George E. Williamson II
------------------------------ Director                     March 28, 1997
    George E. Williamson II

                                   ITEM 14 (C)
                                  EXHIBIT INDEX


                                                                                               Pages
                                                                                               -----
Exhibit 11  -   Statement regarding computation of earnings per share                            E-1

Exhibit 21  -   Subsidiaries of the registrant                                                   E-2

Exhibit 23  -   Consent of Independent Certified Public Accountants                              E-3

Exhibit 27  -   Financial Data Schedule                                                          E-4


Other exhibits have been incorporated by reference. See Item 14, Part IV of this Annual Report on Form 10-K.