Form 10-Q
period 1997-03-31
AMERICAN BANKERS INSURANCE GROUP INC
filed 1997-05-14
CIK 350571

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM           TO
                                                ---------    ----------

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                            11222 QUAIL ROOST DRIVE
                             MIAMI, FLORIDA  33157
                                 (305) 253-2244


Commission File Number:                                                  0-9633

State of Incorporation:                                                 Florida

I.R.S. Employer Identification Number:                               59-1985922

Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X     NO
                                               ---       ---

Common Stock - Par Value $1.00
20,724,211 Shares Outstanding on May 2, 1997

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

Part I - Financial Information

      Item 1 - Financial Statements

      1.    Consolidated Balance Sheets at March 31, 1997 and December 31, 1996.

      2. Consolidated Statements of Income for the three months ended March 31, 1997 and 1996.

      3. Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996.

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

            The following exhibits are included herein:

            (10) Amended and restated $23,000,000, 10.2% Promissory Notes dated as of September 12, 1991, as amended and restated as of March 15, 1997 and as of April 14, 1994
            (11)  Statement re: computation of earnings per share
            (27)  Financial Data Schedule

      b.    Report on Form 8-K.
            None

                                                                       Form 10-Q





                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  AMERICAN BANKERS
                                                  INSURANCE GROUP, INC.


May 13, 1997
     Date
                                        -----------------------------------
                                                    Robert Hill
                                        Senior Vice President and Principal
                                          Accounting Officer (ABIC/ABLAC)

                                     PART I

                             FINANCIAL INFORMATION

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                                     1997               1996
                                                                                -------------      -------------
Assets                                                                           (unaudited)
------
Investments
  Held-to-Maturity securities, at amortized cost                                 $    847,863      $     851,146
  Available-for-Sale securities, at approximate market value                          823,676            805,124
  Trading securities, at fair value                                                       -                9,038
  Equity securities, at approximate market value                                      115,461            112,895
  Mortgage loans on real estate                                                        10,087             10,236
  Policy loans                                                                          8,521              8,290
  Short-term and other investments                                                    182,161            171,674
                                                                                 ------------      -------------
      Total investments                                                             1,987,769          1,968,403

Cash                                                                                   21,097             30,434
Accounts receivable, net of allowance for doubtful
  accounts of $3,964 in 1997 and $4,526 in 1996                                       102,448            128,963
Reinsurance receivable                                                                226,195            202,626
Accrued investment income                                                              25,998             24,296
Deferred policy acquisition costs                                                     410,979            387,993
Prepaid reinsurance premiums                                                          476,565            507,077
Other assets                                                                          220,241            219,711
                                                                                 ------------      -------------
      Total assets                                                               $  3,471,292      $   3,469,503
                                                                                 ============      =============

Liabilities and Stockholders' Equity
------------------------------------

Policy liabilities                                                               $    295,763      $     291,756
Unearned premiums                                                                   1,278,796          1,291,142
Claim liabilities                                                                     520,736            487,596
                                                                                 ------------      -------------
                                                                                    2,095,295          2,070,494


Other policyholders' funds                                                              7,895              6,795
Notes payable                                                                         223,452            222,490
Deferred income taxes                                                                  35,271             40,795
Accrued commissions and other expenses                                                128,105            156,896
Other liabilities                                                                     259,855            261,826
                                                                                 ------------      -------------
      Total liabilities                                                             2,749,873          2,759,296
                                                                                 ------------      -------------
Commitments and Contingencies (Note 4)

Stockholders' Equity
--------------------
Preferred Stock. $3.125 Series B Cumulative Convertible Preferred Stock
  Authorized 3,500 shares. Issued and Outstanding: 2,300 shares in 1997 and 1996      115,000            115,000
Common stock of $1 par value.  Authorized 35,000 shares.
  Issued and outstanding:  1997-20,698 shares; 1996-20,530 shares                      20,698             20,530
Additional paid-in capital                                                            220,789            217,939
Net unrealized investment and foreign exchange (losses) gains                          (4,196)             7,437
Retained earnings                                                                     379,874            359,359
Less:
  Treasury stock, at cost - 93 shares in 1997 and 93 shares in 1996                    (1,426)            (1,426)
  Unamortized restricted stock                                                         (5,601)            (4,382)
  Collateralization of loan to Leveraged Employee
    Stock Ownership Plan                                                               (3,719)            (4,250)
                                                                                 ------------      -------------
  Total stockholders' equity                                                          721,419            710,207
                                                                                 ------------      -------------
  Total liabilities and stockholders' equity                                     $  3,471,292      $   3,469,503
                                                                                 ============      =============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 FOR THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                  (IN THOUSANDS EXCEPT PER COMMON SHARE DATA)
                                   (UNAUDITED)

                                                                                      1997              1996
                                                                                    -------           -------
Gross collected premiums                                                          $   637,126       $    604,649

Premiums and other revenues:
  Net premiums earned                                                             $   363,775       $    341,854
  Net investment income                                                                32,106             27,439
  Realized investment gains                                                             1,930              1,029
  Other income                                                                          7,070              5,375
                                                                                  ===========       ============
      Total premiums and other revenues                                               404,881            375,697
                                                                                  ===========       ============

Benefits and expenses:
  Net benefits, claims, losses and settlement expenses                                138,890            147,358
  Commissions                                                                         151,637            127,694
  Operating expense                                                                    73,083             65,657
  Interest expense                                                                      3,957              4,101
                                                                                  ===========       ============
      Total benefits and expenses                                                     367,567            344,810
                                                                                  ===========       ============

Income before taxes                                                                    37,314             30,887
                                                                                  ===========       ============
Income tax expense:
  Current                                                                               9,504              7,299
  Deferred                                                                              1,391              2,952
                                                                                  ===========       ============
                                                                                       10,895             10,251
                                                                                  ===========       ============

Net Income                                                                        $    26,419       $     20,636
                                                                                  ===========       ============



PER COMMON SHARE AND COMMON EQUIVALENT SHARE DATA
  Primary:
  Net Income                                                                      $      1.18       $        .99
                                                                                  ===========       ============

  Weighted average number of shares outstanding                                        20,948             20,929
                                                                                  ===========       ============

  Fully diluted:
  Net Income                                                                      $      1.13       $        .99
                                                                                  ===========       ============

  Weighted average number of shares outstanding                                        23,395             20,976
                                                                                  ===========       ============

Dividends per common share                                                        $       .20       $        .19
                                                                                  ===========       ============





          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (IN THOUSANDS)
                                    (UNAUDITED)

                                                                                       1997              1996
                                                                                    ---------         ----------
OPERATING ACTIVITIES:
Net income                                                                          $  26,419         $   20,636
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Change in policy liabilities, unearned premiums, claim
      liabilities, reinsurance receivable and prepaid reinsurance premiums             36,830             66,543
  Change in other assets and other liabilities                                        (10,828)           (13,240)
  Decrease (increase) in accounts receivable                                           26,515               (618)
  (Increase) decrease in accrued investment income                                     (1,702)               843
  (Decrease) increase in accrued commission and expenses                              (28,791)            19,929
  Increase in policyholders' funds                                                      1,100                158
  Increase in policy loans                                                               (231)              (110)
  Amortization of deferred policy acquisition costs                                   145,018            127,753
  Amortization of cost of insurance acquired                                              381                481
  Policy acquisition costs deferred                                                  (168,005)          (156,372)
  Provision for amortization and depreciation                                           3,721              4,189
  Provision for deferred income taxes                                                   1,798              2,952
  Net gain on sale of investments                                                      (1,930)            (1,029)
  Compensation and tax effect on stock option shares                                      477                477
  Net cash flow from purchases and sales of trading securities                         13,808             (5,884)
                                                                                    ---------         ----------
    Net cash provided by operating activities                                          44,580             66,708
                                                                                    ---------         ----------

INVESTING ACTIVITIES:
Purchase of investments
  Held-to-maturity securities                                                         (34,343)           (91,900)
  Available-for-sale securities                                                      (293,753)           (38,126)
Proceeds from sale of investments
  Available-for-sale securities                                                       248,286             21,412
  Mortgage loans                                                                          152                149
  Real Estate                                                                              18                  -
Proceeds from maturities of investments
  Held-to-maturity securities                                                          26,363             22,302
  Available-for-sale securities                                                        13,309             11,557
Increase in short-term investments                                                     (4,433)           (18,925)
Transactions related to capital assets
  Capital expenditures                                                                 (6,565)            (3,689)
  Sales of capital assets                                                                  58                255
                                                                                    ---------         ----------
  Net cash used in investing activities                                               (50,908)           (96,965)
                                                                                    ---------         ----------
FINANCING ACTIVITIES:
Proceeds from issuance of debt                                                          1,493             58,000
Repayment of debt                                                                          --            (37,000)
Dividends paid to shareholders                                                         (5,904)            (3,829)
Proceeds from issuance of stock                                                         1,322                334
Purchase of treasury stock                                                                 --               (175)
                                                                                    ---------         ----------
      Net cash (used in) financing activities                                          (3,089)            17,330
                                                                                    ---------         ----------


Net decrease in cash                                                                   (9,417)           (12,927)
Cash at beginning of period                                                            30,434             23,257
Rate change effect on cash flow                                                            80                 40
Cash at end of period                                                               ---------         ----------
                                                                                    $  21,097         $   10,370
                                                                                    =========         ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the period for:
    Interest                                                                        $   2,365         $    2,904
    Income taxes                                                                    $   6,457         $   12,043

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)

1.   Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report Form 10-K for the year ended December 31, 1996.

2.   Translation of Foreign Currencies

     Unrealized foreign exchange losses, totaling $10,731,000 and $9,688,000 as of March 31, 1997 and December 31, 1996 respectively, are included in Stockholders' Equity under the caption "Net unrealized investment and foreign exchange (losses) gains."

3.   Reinsurance

     The Company accounts for reinsurance contracts under Financial Accounting Standards Board's Statement 113. The Company recognizes the income on reinsurance contracts principally on a pro-rata basis over the life of the policies covered under the reinsurance agreements. Reinsurance Recoverables on Unpaid Losses are included as an asset in the Balance Sheet under the caption "Reinsurance Receivable". Ceded Unearned Premiums are included as an asset in the Balance Sheet under the caption "Prepaid Reinsurance Premiums".

     The effect of reinsurance on premiums earned is as follows for the three months ended March 31, 1997 and 1996:

                                                (in thousands)
                                              Three Months Ended
                                     March 31, 1997         March 31, 1996
                                     --------------         --------------
       Direct premiums               $     596,607          $      537,903
       Reinsurance assumed                  35,072                  19,435
       Reinsurance ceded                  (267,904)               (215,484)
                                     =============          ==============
       Net premiums earned           $     363,775          $      341,854
                                     =============          ==============


       Reinsurance ceded incurred losses for the three months ended March 31, 1997 and 1996 were $116,652,000 and $82,919,000 respectively.

4.     Commitments and Contingencies

       For a comprehensive description of the Company's litigation, see Item III of the Company's 1996 Form 10-K.

       Alabama and Related Litigation:

       Certain of ABIG's subsidiaries, including ABIC, ABLAC and Voyager, are presently parties to a number of individual consumer and class action lawsuits pending in Alabama involving premium, rate, marketing and policy coverage issues. While a number of similar suits have been filed in other jurisdictions, the insurance and finance industries have been targeted in Alabama by plaintiffs' lawyers who enjoy a favorable judicial climate. The Company typically has been named as a co-defendant with one or several retailer or finance companies who have sold the Company's product to a consumer. A number of other insurers are also named as co-defendants in many of the suits.

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

       While no one individual lawsuit is necessarily significant in terms of financial risk to the Company, the judicial climate in Alabama is such that the outcome of these cases is extremely unpredictable. Moreover, class action lawsuits to which the Company is a party do not lend themselves to potential damage calculation. Without admitting any wrongdoing, the Company has settled a number of these suits, but there are still a significant number of cases pending, and it is expected that more suits alleging essentially the same causes of action are likely to continue to be filed during 1997. The Company intends to continue to defend itself vigorously against all such suits and believes, based on information currently available, that any liabilities that could result are not expected to have a material adverse effect on the Company's financial position.

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

5.     Segment Information

       Gross collected premiums, net premiums earned and income (loss) before federal income taxes are summarized as follows:

                                                        (in thousands)
                                                      Three Months Ended
                                                           March 31,
                                                           --------
                                                       1997             1996
                                                       ----             ----
GROSS COLLECTED PREMIUMS:

Life                                              $    187,577      $  178,091
Property and Casualty                                  449,549         426,558
                                                  ============      ==========
Total                                             $    637,126      $  604,649
                                                  ============      ==========


NET PREMIUMS EARNED:

Life                                              $    100,077      $  101,164
Property and Casualty                                  263,698         240,690
                                                  ============      ==========
     Total                                        $    363,775      $  341,854
                                                  ============      ==========

INCOME (LOSS) BEFORE INCOME TAXES:

Life                                              $     18,400      $   16,333
Property and Casualty                                   26,450          22,789
Other                                                   (3,579)         (4,134)
                                                  ============      ==========
                                                        41,271          34,988
Interest Expense                                         3,957           4,101
                                                  ============      ==========

      Total Income before Income Taxes            $     37,314      $   30,887
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

The detail of Cost and Statement Value for the Fixed Maturities and Equity Securities held at March 31, 1997 is as follows:

                                                    (in thousands)
                                            Amortized           Statement
                                              Cost                 Value
                                           ------------        -----------
Fixed Maturities
Held-to-Maturity Securities                $    847,863        $   847,863
Available-for-Sale Securities                   825,700            823,676
Trading Securities                                 -                  -
                                           ============        ===========
  Total Fixed Maturities                   $  1,673,563        $ 1,671,539
                                           ============        ===========

Net unrealized loss                                            $    (2,024)
                                                               ===========

                                                                 Market
                                                Cost              Value
                                           ------------        -----------
Equity Securities
Held-to-Maturity Securities                $        -          $     -
Available-for-Sale Securities                   102,975            115,461
Trading Securities                                  -                -
                                           ============        ===========
  Total Equity Securities                  $    102,975        $   115,461
                                           ============        ===========

Net unrealized gain                                            $    12,486
                                                               ===========


The net unrealized gain for "Available-for-Sale Securities" decreased by $10,595,000 (net of $5,087,000 in deferred income taxes) from December 31, 1996 to March 31, 1997. There were no unrealized gains and losses from transfers of Held-to-Maturity Securities.

An analysis of the realized gains and losses of the Company for the three months ended March 31, 1997 is as follows:


                                                                       (in thousands)
Gross realized gains from sales of Available-for-Sale Securities         $    5,151

Gross realized losses from sales of Available-for-Sale Securities            (3,044)

Gross realized gains from sales of Trading Securities                           165

Gross realized losses from sales of Trading Securities                         (315)
                                                                         ----------
Net realized gain from investment activity                                    1,957

Net realized loss from other investment activity                                (27)
                                                                         ----------
Total realized gain                                                      $    1,930
                                                                         ==========

The Company uses the specific identification method to determine cost for computing the realized gains and losses. There were no transfers of securities from Available-for-Sale to Trading for the three months ended March 31, 1997. The Company disposed of certain Held-to-Maturity securities due to deteriorating credit quality, mandatory redemption, or that were within three months of maturity.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS



Results of Operations

Gross collected premiums increased $32.5 million or 5% to $637.1 million for the three months ended March 31, 1997, from $604.6 million for the same period of 1996. Approximately 60% or $19.4 million of the increase came from the largest product line - Credit Unemployment.

During the three months ended March 31, 1997, total premiums and other revenues were $404.9 million, an increase of $29.2 million over total premiums and other revenues of $375.7 million for the same period in 1996. The increase includes a $21.9 million increase in net premiums earned. The overall growth in invested assets generated an additional $4.7 million of investment income for the first quarter of 1997 as compared to the same period of 1996.

The benefits and claims ratio improved to 38.2% for the three months ended March 31, 1997, compared to 43.1% for the same period of 1996. However, this improvement was offset by an increase in the commissions ratio from 37.4% for the three months ended March 31, 1996, to 41.7% for the same period of 1997.

The effective tax rate improved from 33.2% for the three months ended March 31, 1996, to 29.2% for the same period of 1997. The improvement is primarily attributable to the improved operating results in the Company's United Kingdom subsidiary compared with the same period last year. The 1996 operating loss in the United Kingdom did not generate a tax benefit and adversely affected the tax rate in the first quarter of 1996. The continued use of tax advantaged investments, also favorably impacts the statutory rate.


Financial Condition

Stockholders' Equity increased $11.2 million from $710.2 million at December 31, 1996, to $721.4 million at March 31, 1997. The contribution of net income of $26.4 million less stockholder dividends of $5.9 million was the primary cause for the increase. This increase was offset partially by unrealized investment losses recorded by the Company. The unrealized investment losses were a result of the impact of increasing interest rates on the market values of the Company's investment portfolio.


Liquidity and Capital Resources

On March 31, 1997, $2.0 billion of securities, short-term investments and cash comprised 57% of the Company's total assets. The securities were principally readily marketable and did not include any significant concentration in private placements.

The Company does not hold significant investments in equity securities; consequently, market changes in the equity securities markets do not significantly affect the investment portfolio.

The Company expects to continue its policy of paying regular cash dividends; however, future dividends are dependent on the Company's future earnings, capital requirements and financial condition. In addition, the payment of dividends is subject to the restrictions described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Private Securities Litigation Reform Act of 1995 - Safe Harbor Cautionary Statement

Except for the historical information contained herein, certain of the matters discussed in this quarterly report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve certain risks and uncertainties, including but not limited to, changes in general economic conditions, interest rates, consumer confidence, competition, environmental factors, and governmental regulations affecting the Company's operations. See the Company's Annual Report Form on 10-K for the year ended December 31, 1996, for a further discussion of these and other risks and uncertainties applicable to the Company's business.

                                    PART II

                               OTHER INFORMATION

Item 1 - Legal Proceedings

Commitments and Contingencies information which appears on pages 8 and 9 elsewhere in this report is incorporated by reference in this item. Additional information regarding litigation can be found in the Company's 1996 Annual Report on Form 10-K.

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 6(a) - Exhibits

Exhibit 10 - Amended and restated $23,000,000, 10.2% Promissory Notes dated as of September 12, 1991 as amended and restated as of March 15, 1997 and as of April 14, 1994
Exhibit 11 - Statement Re: Computation of Earnings Per Share
Exhibit 27 - Financial Data Schedule (for SEC use only)

Item 6(b) - Reports on Form 8-K

None