Form 10-Q
period 1997-06-30
AMERICAN BANKERS INSURANCE GROUP INC
filed 1997-08-14
CIK 350571

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549





                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO _________




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

Common Stock - Par Value $1.00
20,849,597 Shares Outstanding on August 5, 1997

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

PART I - FINANCIAL INFORMATION
------------------------------

       ITEM 1 - Financial Statements

       1.     Consolidated Balance Sheets at June 30, 1997 and December 31,
              1996.

       2. Consolidated Statements of Income for the three months ended June 30, 1997 and 1996.

       3. Consolidated Statements of Income for the six months ended June 30, 1997 and 1996.

       4. Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1996.

       5.     Notes to Consolidated Financial Statements.

       ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION
---------------------------

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

                                                   AMERICAN BANKERS
                                                 INSURANCE GROUP, INC.



August 13, 1997
    Date
                                                   /s/ Robert Hill
                                              -----------------------------
                                                       Robert Hill
                                              Principal Accounting Officer

                                     PART I



                              FINANCIAL INFORMATION

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996
                                 (in thousands)

                                                                                       1997             1996
                                                                                  ------------    -----------
ASSETS                                                                             (unaudited)

Investments
        Held-to-Maturity securities, at amortized cost                             $   853,541    $   851,146
        Available-for-Sale securities, at approximate market value                     871,493        805,124
        Trading securities, at fair value                                                 --            9,038
        Equity securities, at approximate market value                                 110,378        112,895
        Mortgage loans on real estate                                                    9,848         10,236
        Policy loans                                                                     8,759          8,290
        Short-term and other investments                                               200,575        171,674
                                                                                   -----------    -----------
        Total investments                                                            2,054,594      1,968,403
                                                                                   -----------    -----------

Cash                                                                                     7,579         30,434
Accounts receivable, net of allowance for doubtful
  accounts of $3,932 in 1997 and $4,526 in 1996                                        114,307        128,963
Reinsurance receivable                                                                 217,317        202,626
Accrued investment income                                                               25,328         24,296
Deferred policy acquisition costs                                                      416,615        387,993
Prepaid reinsurance premiums                                                           450,367        507,077
Other assets                                                                           213,291        219,711
                                                                                   -----------    -----------
        Total assets                                                               $ 3,499,398    $ 3,469,503
                                                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities                                                                 $   297,309    $   291,756
Unearned premiums                                                                    1,304,650      1,291,142
Claim liabilities                                                                      513,867        487,596
                                                                                   -----------    -----------
                                                                                     2,115,826      2,070,494

Other policyholders' funds                                                               5,822          6,795
Notes payable                                                                          241,811        222,490
Deferred income taxes                                                                   40,032         40,795
Accrued commissions and other expenses                                                 123,575        156,896
Other liabilities                                                                      214,735        261,826
                                                                                   -----------    -----------
        Total liabilities                                                            2,741,801      2,759,296
                                                                                   -----------    -----------
Commitments and Contingencies (Note 4)

STOCKHOLDERS' EQUITY

Preferred Stock. $3.125 Series B Cumulative Convertible Preferred Stock
  Authorized 3,500 shares. Issued and Outstanding: 2,300 shares in 1997 and 1996   $   115,000    $   115,000
Common stock of $1 par value.  Authorized 100,000 shares.
  Issued and outstanding:  1997-20,816 shares; 1996-20,530 shares                       20,816         20,530
Additional paid-in capital                                                             226,441        217,939
Net unrealized investment and foreign exchange gains                                     3,521          7,437
Retained earnings                                                                      402,311        359,359
Less:
  Treasury stock, at cost - 93 shares in 1997 and 93 shares in 1996                     (1,426)        (1,426)
  Unamortized restricted stock                                                          (5,878)        (4,382)
  Collateralization of loan to Leveraged Employee
    Stock Ownership Plan                                                                (3,188)        (4,250)
                                                                                   -----------    -----------
        Total stockholders' equity                                                     757,597        710,207
                                                                                   -----------    -----------

        Total liabilities and stockholders' equity                                 $ 3,499,398    $ 3,469,503
                                                                                   ===========    ===========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 FOR THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                  (in thousands except per common share data)
                                  (unaudited)

                                                                 1997       1996
                                                               --------   --------
Gross collected premiums                                       $666,605   $601,382
                                                               ========   ========

Premiums and other revenues:
      Net premiums earned                                      $365,011   $346,777
      Net investment income                                      33,342     28,765
      Realized investment gains                                   3,104      4,992
      Other income                                                4,583      5,454
                                                               --------   --------
        Total premiums and other revenues                       406,040    385,988
                                                               --------   --------

Benefits and expenses:
      Net benefits, claims, losses and settlement expenses      134,038    132,159
      Commissions                                               148,862    144,939
      Operating expense                                          78,907     69,210
      Interest expense                                            4,062      4,425
                                                               --------   --------
        Total benefits and expenses                             365,869    350,733
                                                               --------   --------

Income before taxes                                              40,171     35,255
                                                               --------   --------
Income tax expense:
      Current                                                    14,074     12,383
      Deferred                                                   (2,521)    (2,188)
                                                               --------   --------
                                                                 11,553     10,195
                                                               --------  ---------

Net Income                                                     $ 28,618   $ 25,060
                                                               ========   ========



PER COMMON SHARE AND COMMON EQUIVALENT SHARE DATA
  Primary:
      Net Income                                               $   1.27   $   1.19
                                                               ========   ========

      Weighted average number of shares outstanding              21,051     20,972
                                                               ========   ========
  Fully diluted:
      Net Income                                               $   1.22   $   1.19
                                                               ========   ========

      Weighted average number of shares outstanding              23,506     21,047
                                                               ========   ========

Dividends per common share                                     $   0.21   $   0.20
                                                               ========   ========







          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                  FOR SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                  (in thousands except per common share data)
                                  (unaudited)

                                                                 1997          1996
                                                             -----------   -----------
Gross collected premiums                                     $ 1,303,731   $ 1,206,031
                                                             ===========   ===========

Premiums and other revenues:
      Net premiums earned                                    $   728,786   $   688,631
      Net investment income                                       65,448        56,204
      Realized investment gains                                    5,034         6,021
      Other income                                                11,653        10,829
                                                             -----------   -----------
        Total premiums and other revenues                        810,921       761,685
                                                             -----------   -----------

Benefits and expenses:
      Net benefits, claims, losses and settlement expenses       272,928       279,517
      Commissions                                                300,499       272,633
      Operating expense                                          151,990       134,867
      Interest expense                                             8,019         8,526
                                                             -----------   -----------
        Total benefits and expenses                              733,436       695,543
                                                             -----------   -----------

Income before taxes                                               77,485        66,142
                                                             -----------   -----------

Income tax expense:
      Current                                                     23,578        19,682
      Deferred                                                    (1,130)          764
                                                             -----------   -----------
                                                                  22,448        20,446
                                                             -----------   -----------

Net Income                                                   $    55,037   $    45,696
                                                             ===========   ===========



PER COMMON SHARE AND COMMON EQUIVALENT SHARE DATA
  Primary:
      Net Income                                             $      2.45   $      2.18
                                                             ===========   ===========

      Weighted average number of shares outstanding               20,971        20,949
                                                             ===========   ===========

  Fully diluted:
      Net Income                                             $      2.35   $      2.18
                                                             ===========   ===========

      Weighted average number of shares outstanding               23,427        21,028
                                                             ===========   ===========

Dividends per common share                                   $      0.41   $      0.39
                                                             ===========   ===========








          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (in thousands)
                                  (unaudited)

                                                                 1997          1996
                                                             -----------   -----------
OPERATING ACTIVITIES:
Net income                                                    $   55,037    $   45,696
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Change in policy liabilities, unearned premiums, claim
        liabilities, reinsurance receivable and prepaid
        reinsurance premiums                                      77,599       106,755
      Change in other assets and other liabilities               (27,235)      (53,155)
      Decrease in accounts receivable                             14,656         8,292
      Increase in accrued investment income                       (1,032)       (1,016)
      (Decrease) increase in accrued commission and expenses     (33,321)       34,664
      (Decrease) increase in policyholders' funds                   (973)           33
      Increase in policy loans                                      (469)         (302)
      Amortization of deferred policy acquisition costs          272,162        95,398
      Amortization of cost of insurance acquired                     759           958
      Policy acquisition costs deferred                         (300,786)     (135,630)
      Provision for amortization and depreciation                  6,205         4,109
      Provision for deferred income taxes                           (354)          764
      Net gain on sale of investments                             (5,034)       (6,021)
      Compensation and tax effect on stock option shares           1,091         2,108
      Net cash flow from purchases and sales of trading
        securities                                                 8,880        (2,794)
                                                              ----------    ----------
        Net cash provided by operating activities                 67,185        99,859
                                                              ----------    ----------
INVESTING ACTIVITIES:
Purchase of investments
      Held-to-maturity securities                                (51,457)     (171,972)
      Available-for-sale securities                             (809,411)     (108,026)
Proceeds from sale of investments
      Available-for-sale securities                              728,472        55,875
      Mortgage loans                                                 395         1,045
      Real Estate                                                     18         1,412
Proceeds from maturities of investments
      Held-to-maturity securities                                 36,734        38,025
      Available-for-sale securities                               34,465        25,563
Increase in short-term investments                               (29,502)      (36,391)
Transactions related to capital assets
      Capital expenditures                                       (10,306)       (6,027)
      Sales of capital assets                                         58           326
                                                              ----------    ----------
      Net cash used in investing activities                     (100,534)     (200,170)
                                                              ----------    ----------
FINANCING ACTIVITIES:
Proceeds from issuance of debt                                    20,384       138,147
Repayment of debt                                                     --       (37,000)
Dividends paid to shareholders                                   (12,050)       (7,867)
Proceeds from issuance of stock                                    2,080           773
Purchase of treasury stock                                            --          (175)
                                                              ----------    ----------
      Net cash provided by financing activities                   10,414        93,878
                                                              ----------    ----------
Net decrease in cash                                             (22,935)       (6,433)
Cash at beginning of period                                       30,434        23,257
Rate change effect on cash flow                                       80             6
                                                              ----------    ----------
Cash at end of period                                         $    7,579    $   16,830
                                                              ==========    ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the period for:
    Interest                                                  $    5,577   $     9,239
    Income taxes                                              $   21,222   $    15,736


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

1.    Financial Statements

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report Form 10-K for the year ended December 31, 1996. Certain items have been reclassed to conform with 1997 presentation.

2.    Translation of Foreign Currencies

      Unrealized foreign exchange losses, totaling $13,114,000 and $9,688,000 as of June 30, 1997 and December 31, 1996 respectively, are included in Stockholders' Equity under the caption "Net unrealized investment and foreign exchange gains."

3.    Reinsurance

      The Company accounts for reinsurance contracts under Financial Accounting Standards Board's Statement 113. The Company recognizes the income on reinsurance contracts principally on a pro-rata basis over the life of the policies covered under the reinsurance agreements. Reinsurance Recoverables on Unpaid Losses are included as an asset in the Balance Sheet under the caption "Reinsurance Receivable." Ceded Unearned Premiums are included as an asset in the Balance Sheet under the caption "Prepaid Reinsurance Premiums."

      The effect of reinsurance on premiums earned is as follows for the six months and three months ended June 30, 1997 and 1996:

                                            (in thousands)
                                           Six Months Ended
                                   JUNE 30, 1997    JUNE 30, 1996
                                   -------------    -------------

      Direct premiums                $1,221,413      $1,091,700
      Reinsurance assumed                80,862          58,881
      Reinsurance ceded                (573,489)       (461,950)
                                     ----------      ----------
      Net premiums earned            $  728,786      $  688,631
                                     ==========      ==========

                                           (in thousands)
                                         Three Months Ended
                                   JUNE 30, 1997   JUNE 30, 1996
                                   -------------   -------------
       Direct premiums               $ 624,806       $ 553,796
       Reinsurance assumed              45,791          39,446
       Reinsurance ceded              (305,586)       (246,465)
                                     ---------       ---------
       Net premiums earned           $ 365,011       $ 346,777
                                     =========       =========


      Reinsurance ceded incurred losses for the six months ended June 30, 1997 and 1996, were $233,632,000 and $154,843,000 respectively.

4.    Commitments and Contingencies

      For a comprehensive description of the Company's litigation, see Item III of the Company's 1996 Form 10-K.

      Alabama and Related Litigation:

      Certain of ABIG's subsidiaries, including ABIC, ABLAC and Voyager, are presently parties to a number of individual consumer and class action lawsuits pending in Alabama involving premium rate, marketing, disclosure, and policy coverage issues. While a number of similar suits have been filed in other jurisdictions, the insurance and finance industries have been targeted in Alabama by plaintiffs' lawyers who enjoy a favorable judicial climate. The Company typically has been named as a co-defendant with one or several retailer or finance companies who have sold the Company's product to a consumer. Other insurers are also joined as co-defendants in some of the suits.

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

5.    Segment Information


      Gross collected premiums, net premiums earned and income (loss) before federal income taxes are summarized as follows


                                                                     (in thousands)
                                                                   Six Months Ended
                                                                         June 30,
                                                                 1997              1996
                                                             -----------       -----------

      GROSS COLLECTED PREMIUMS:
      Life                                                   $   399,746       $   367,374
      Property and Casualty                                      903,985           838,657
                                                             -----------       -----------
           Total                                             $ 1,303,731       $ 1,206,031
                                                             ===========       ===========
      NET PREMIUMS EARNED:

      Life                                                   $   193,028       $   197,861
      Property and Casualty                                      535,758           490,770
                                                             -----------       -----------
           Total                                             $   728,786       $   688,631
                                                             ===========       ===========
      INCOME (LOSS) BEFORE INCOME TAXES:

      Life                                                   $    31,160       $    35,317
      Property and Casualty                                       60,946            44,118
      Other                                                       (6,602)           (4,767)
                                                             -----------       -----------
                                                                  85,504            74,668

      Interest Expense                                             8,019             8,526
                                                             -----------       -----------
            Total Income before Income Taxes                 $    77,485       $    66,142
                                                             ===========       ===========

6.    Accounting for Investments

      The Company accounts for its investments according to the Financial Accounting Standards Board's Statement 115 Accounting for Certain Investments in Debt and Equity Securities.

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

      The detail of Cost and Statement Value for the Fixed Maturities and Equity Securities held at June 30, 1997 is as follows:

                                                      (in thousands)
                                                Amortized      Statement
                                                  Cost           Value
                                               ----------      ----------
      FIXED MATURITIES
      ----------------
      Held-to-Maturity Securities              $  853,541      $  853,541
      Available-for-Sale Securities               860,424         871,493
      Trading Securities                               --              --
                                               ----------      ----------
        Total Fixed Maturities                 $1,713,965      $1,725,034
                                               ==========      ==========

      Net unrealized gain                                      $   11,069
                                                               ==========

                                                                 Market
                                                 Cost            Value
                                               --------        --------
      EQUITY SECURITIES
      -----------------
      Held-to-Maturity Securities                $   --          $   --
      Available-for-Sale Securities              95,949         110,378
      Trading Securities                             --              --
                                               --------        --------
        Total Equity Securities                $ 95,949        $110,378
                                               ========        ========
      Net unrealized gain                                      $ 14,429
                                                               ========



      The net unrealized gain for "Available-for-Sale Securities" decreased by $493,000 (net of $153,000 in deferred income taxes) from December 31, 1996 to June 30, 1997. There were no unrealized gains and losses from transfers of Held-to- Maturity Securities.

      An analysis of the realized gains and losses of the Company for the six months ended June 30, 1997, is as follows:

                                                                               (in thousands)
                                                                               --------------
      Gross realized gains from sales of Available-for-Sale Securities            $ 13,942
      Gross realized losses from sales of Available-for-Sale Securities             (8,337)
      Gross realized gains from sales of Trading Securities                            241
      Gross realized losses from sales of Trading Securities                          (622)
                                                                                  --------
      Net realized gain from investment activity                                     5,224
      Net realized loss from other investment activity                                (190)
                                                                                  --------
      Total realized gain                                                         $  5,034
                                                                                  ========


The Company uses the specific identification method to determine cost for computing the realized gains and losses.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Gross collected premiums increased $65.2 million or 11% to $666.6 million for the three months ended June 30, 1997, from $601.4 million for the same period of 1996. Approximately 31% or $20.5 million of the increase came from the Company's largest product lines - Credit Unemployment and Credit A&H.

During the three months ended June 30, 1997, total premiums and other revenues were $406.0 million, an increase of $20.0 million over total premiums and other revenues of $386.0 million for the same period in 1996. The increase includes an $18.2 million increase in net premiums earned. The overall growth in invested assets generated an additional $4.6 million of investment income for the second quarter of 1997 as compared to the same period of 1996.

The benefits and claims ratio improved to 37% for the three months ended June 30, 1997, compared to 38% for the same period of 1996. Additionally, the commissions ratio improved to 41% for the three months ended June 30, 1997, from 42% for the same period of 1996.

FINANCIAL CONDITION

Stockholders' Equity increased $47.4 million from $710.2 million at December 31, 1996, to $757.6 million at June 30, 1997. The contribution of net income of $55.0 million was the primary cause for the increase.


LIQUIDITY AND CAPITAL RESOURCES

On June 30, 1997, $2.1 billion of securities, short-term investments and cash comprised 59% of the Company's total assets. The securities were principally readily marketable and did not include any significant concentration in private placements.

The Company does not hold significant investments in equity securities; consequently, market changes in the equity securities markets do not significantly affect the investment portfolio.

At the May 1997 Annual Stockholders meeting, shareholders approved an increase to the Company's authorized shares of Common Stock from 35,000,000 to 100,000,000.

In July 1997, the Company transferred the listing of its common and preferred stock from the Nasdaq National Market to the New York Stock Exchange (NYSE). The Company believes that the NYSE listing will increase the potential investor base.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Stockholders meeting was held on May 23, 1997 at the Company's Headquarters. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Act of 1934. The following matters were submitted to a vote by the shareholders:


                                                                   Total Votes
                                                      ---------------------------------------

                                                        For          Withheld         Abstain

1.  Amendment to the Third Amended and Restated       11,549,018     6,434,532        27,743
    Articles of Incorporation of the Company to
    increase the authorized capital stock of the
    Company.

2.  Amendment to the 1994 Amended and Restated        17,802,389       382,735        49,309
    Directors' Deferred Compensation Plan to
    increase the number of shares of Common Stock
    reserved for issuance thereunder from 100,000
    to 200,000.

3.  American Bankers Insurance Group, Inc. 1997       12,558,214     5,543,187        54,289
    Equity Incentive Plan.

4.  Votes for the election of Directors:
           Gerald N. Gaston                           19,104,262        71,991
           Daryl L. Jones                             19,099,021        77,232
           Bernard P. Knoth                           19,056,342       119,911
           Albert H. Nahmad                           19,099,838        76,415
           George E. Williamson, II                   19,099,557        76,696


      All matters submitted were approved by the requisite vote.

      Continuing directors are: William H. Allen, Jr., Nicholas Buoniconti, Armando M. Codina, Peter J. Dolara, James F. Jorden, Jack F. Kemp, R. Kirk Landon, Malcolm G. MacNeill, Eugene M. Matalene, Jr., Robert C. Strauss, and Nicholas J. St. George .




ITEM 6(a) - EXHIBITS

Exhibit 11 - Statement Re: Computation of Earnings Per Share
Exhibit 27 - Financial Data Schedule (for SEC use only)

ITEM 6(b) - REPORTS ON FORM 8-K

None