Form 10-Q
period 1997-09-30
AMERICAN BANKERS INSURANCE GROUP INC
filed 1997-11-13
CIK 350571

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO __________

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

Common Stock - Par Value $1.00
41,535,807 Shares Outstanding on November 3, 1997

                                                                      Form 10-Q

Company or group of companies for which report is filed:

                     AMERICAN BANKERS INSURANCE GROUP, INC.

This quarterly report, filed pursuant to Rule 13A-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q.

PART I - FINANCIAL INFORMATION

         ITEM 1 - FINANCIAL STATEMENTS

         1. Consolidated Balance Sheets at September 30, 1997 and December 31, 1996.

         2. Consolidated Statements of Income for the three months ended September 30, 1997 and 1996.

         3. Consolidated Statements of Income for the nine months ended September 30, 1997 and 1996.

         4. Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996.

         5.       Notes to Consolidated Financial Statements.

         ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION

         ITEM 1 - Legal Proceedings

         ITEM 4 - Submission of Matters to a Vote of Security Holders

         ITEM 5 - Other Information

         ITEM 6 - Exhibits and Reports

         a.   EXHIBITS.

              The following exhibits are included herein:

              (10) 1997 Equity Incentive Plan, Amended
              (11) Statement re: Computation of Earnings Per Share
              (27) Financial Data Schedule

         b.   REPORT ON FORM 8-K.
              None

                                                                      Form 10-Q

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMERICAN BANKERS
                                        INSURANCE GROUP, INC.

November 13, 1997
     Date

                                                  /s/ Robert Hill
                                        ---------------------------------------
                                                      Robert Hill
                                              Principal Accounting Officer

                                     PART I

                              FINANCIAL INFORMATION

                 AMERICAN BANKERS INSURANCE GROUP, INC.
                       CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                 (in thousands)

                                                                                         1997                   1996
                                                                                    --------------         -------------
ASSETS                                                                                (unaudited)
Investments
             Held-to-Maturity securities, at amortized cost                         $      847,248         $    851,146
             Available-for-Sale securities, at approximate market value                    907,549              805,124
             Trading securities, at fair value                                                   -                9,038
             Equity securities, at approximate market value                                127,905              112,895
             Mortgage loans on real estate                                                   9,698               10,236
             Policy loans                                                                    9,007                8,290
             Short-term and other investments                                              225,740              171,674
                                                                                    --------------         ------------
             Total investments                                                           2,127,147            1,968,403
                                                                                    --------------         ------------

Cash                                                                                        10,124               30,434
Accounts receivable, net of allowance for doubtful
  accounts of $4,480 in 1997 and $4,526 in 1996                                            137,026              128,963
Reinsurance receivable                                                                     255,067              202,626
Accrued investment income                                                                   26,435               24,296
Deferred policy acquisition costs                                                          442,154              387,993
Prepaid reinsurance premiums                                                               538,680              507,077
Other assets                                                                               142,328              219,711
                                                                                    --------------         ------------
             Total assets                                                           $    3,678,961         $  3,469,503
                                                                                    --------------         ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities                                                                  $      302,971         $    291,756
Unearned premiums                                                                        1,383,432            1,291,142
Claim liabilities                                                                          538,602              487,596
                                                                                    --------------         ------------
                                                                                         2,225,005            2,070,494

Other policyholders' funds                                                                   8,096                6,795
Notes payable                                                                              241,479              222,490
Deferred income taxes                                                                       50,025               40,795
Accrued commissions and other expenses                                                     146,003              156,896
Other liabilities                                                                          212,068              261,826
                                                                                    --------------         ------------
             Total liabilities                                                           2,882,676            2,759,296
                                                                                    --------------         ------------

Commitments and Contingencies (Note 4)

STOCKHOLDERS' EQUITY

Preferred Stock. $3.125 Series B Cumulative Convertible Preferred Stock
  Authorized 3,500 shares. Issued and Outstanding: 2,300 shares in 1997 and 1996    $      115,000         $    115,000
Common stock of $1 par value.  Authorized 100,000 shares.
  Issued and outstanding:  1997-41,656 shares; 1996-20,530 shares                           41,656               20,530
Additional paid-in capital                                                                 208,838              217,939
Net unrealized investment and foreign exchange gains                                        15,384                7,437
Retained earnings                                                                          425,776              359,359
Less:
  Treasury stock, at cost - 93 shares in 1997 and 93 shares in 1996                        (1,426)              (1,426)
  Unamortized restricted stock                                                             (6,287)              (4,382)
  Collateralization of loan to Leveraged Employee
    Stock Ownership Plan                                                                   (2,656)              (4,250)
                                                                                    --------------         ------------
             Total stockholders' equity                                                    796,285              710,207
                                                                                    --------------         ------------
             Total liabilities and stockholders' equity                             $    3,678,961         $  3,469,503
                                                                                    ==============         ============



          See accompanying notes to consolidated financial statements.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                  (in thousands except per common share data)
                               (unaudited)


                                                                                 1997                        1996
                                                                           ------------------         --------------------
Gross collected premiums                                                   $          716,429         $           634,165
                                                                           ==================         ===================
Premiums and other revenues:
             Net premiums earned                                           $          364,884         $           363,786
             Net investment income                                                     33,872                      31,038
             Realized investment gains                                                  4,065                         263
             Other income                                                               5,341                       4,532
                                                                           ------------------         -------------------
               Total premiums and other revenues                                      408,162                     399,619
                                                                           ------------------         -------------------

Benefits and expenses:
             Net benefits, claims, losses and settlement expenses                     136,354                     133,218
             Commissions                                                              153,472                     160,838
             Operating expense                                                         72,629                      69,397
             Interest expense                                                           4,072                       4,469
                                                                           ------------------         -------------------
               Total benefits and expenses                                            366,527                     367,922
                                                                           ------------------         -------------------

Income before taxes                                                                    41,635                      31,697
                                                                           ------------------         -------------------
Income tax expense (benefit):
             Current                                                                    6,912                      (2,100)
             Deferred                                                                   4,884                      11,160
                                                                           ------------------         -------------------
                                                                                       11,796                       9,060
                                                                           ------------------         -------------------

Net Income                                                                 $           29,839         $            22,637
                                                                           ==================         ===================



PER COMMON SHARE AND COMMON EQUIVALENT SHARE DATA
  Primary:
             Net Income                                                    $             0.66         $              0.51
                                                                           ==================         ===================

             Weighted average number of shares outstanding                             42,250                      41,774
                                                                           ==================         ===================

  Fully diluted:
             Net Income                                                    $             0.63         $              0.50
                                                                           ==================         ===================

             Weighted average number of shares outstanding                             47,152                      45,294
                                                                           ==================         ===================

Dividends per common share                                                 $             0.11         $              0.10
                                                                           ==================         ===================





          See accompanying notes to consolidated financial statements.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                  (in thousands except per common share data)
                                   (unaudited)

                                                                                         1997                 1996
                                                                                    ------------         ------------

Gross collected premiums                                                            $  2,020,160         $  1,840,196
                                                                                    ============         ============
Premiums and other revenues:
             Net premiums earned                                                    $  1,093,670         $  1,052,417
             Net investment income                                                        99,320               87,242
             Realized investment gains                                                     9,099                6,284
             Other income                                                                 16,994               15,361
                                                                                    ------------         ------------
               Total premiums and other revenues                                       1,219,083            1,161,304
                                                                                    ------------         ------------

Benefits and expenses:
             Net benefits, claims, losses and settlement expenses                        409,282              412,735
             Commissions                                                                 453,971              433,471
             Operating expense                                                           224,619              204,264
             Interest expense                                                             12,091               12,995
                                                                                    ------------         ------------
               Total benefits and expenses                                             1,099,963            1,063,465
                                                                                    ------------         ------------

Income before taxes                                                                      119,120               97,839
                                                                                    ------------         ------------
Income tax expense:
             Current                                                                      30,490               17,582
             Deferred                                                                      3,754               11,924
                                                                                    ------------         ------------
                                                                                          34,244               29,506
                                                                                    ------------         ------------

Net Income                                                                          $     84,876         $     68,333
                                                                                    ============         ============



PER COMMON SHARE AND COMMON EQUIVALENT SHARE DATA
  Primary:
             Net Income                                                             $       1.89         $       1.62
                                                                                    ============         ============

             Weighted average number of shares outstanding                                41,968               41,542
                                                                                    ============         ============

  Fully diluted:
             Net Income                                                             $       1.81         $       1.59
                                                                                    ============         ============

             Weighted average number of shares outstanding                                46,886               43,082
                                                                                    ============         ============

Dividends per common share                                                          $       0.32         $       0.30
                                                                                    ============         ============





          See accompanying notes to consolidated financial statements.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 (in thousands)
                                   (unaudited)


                                                                                             1997                  1996
                                                                                        -------------         -------------
OPERATING ACTIVITIES:
Net income                                                                              $      84,876         $      68,333
Adjustments to reconcile net income to net cash provided
  by operating activities:
             Change in policy liabilities, unearned premiums, claim
               liabilities, reinsurance receivable and prepaid reinsurance premiums            70,467               151,098
             Change in other assets and other liabilities                                      31,646               (18,779)
             Increase in accounts receivable                                                   (8,063)               (5,395)
             Increase in accrued investment income                                             (2,139)               (3,204)
             (Decrease) increase in accrued commission and expenses                           (10,893)                9,324
             Increase in policyholders' funds                                                   1,301                   384
             Increase in policy loans                                                            (717)                 (393)
             Amortization of deferred policy acquisition costs                                400,417               395,370
             Amortization of cost of insurance acquired                                         1,137                 1,430
             Policy acquisition costs deferred                                               (454,580)             (451,229)
             Provision for amortization and depreciation                                       10,391                 4,390
             Provision for deferred income taxes                                                3,754                11,924
             Net gain on sale of investments                                                   (9,099)               (6,284)
             Compensation and tax effect on stock option shares                                 1,632                 2,366
             Net cash flow from purchases and sales of trading securities                       8,880                (8,850)
                                                                                        -------------         -------------
               Net cash provided by operating activities                                      129,010               150,485
                                                                                        -------------         -------------

INVESTING ACTIVITIES:
Purchase of investments
             Held-to-maturity securities                                                      (86,623)             (291,083)
             Available-for-sale securities                                                 (1,143,756)             (158,103)
Proceeds from sale of investments
             Available-for-sale securities                                                  1,006,881                86,943
             Mortgage loans                                                                       540                 1,364
             Real Estate                                                                           25                 1,466
Proceeds from maturities of investments
             Held-to-maturity securities                                                       87,218                73,366
             Available-for-sale securities                                                     49,105                44,142
Increase in short-term investments                                                            (55,377)              (14,733)
Transactions related to capital assets
             Capital expenditures                                                             (13,287)              (10,371)
             Sales of capital assets                                                               58                   460
                                                                                        -------------         -------------
             Net cash used in investing activities                                           (155,216)             (266,549)
                                                                                        -------------         -------------
FINANCING ACTIVITIES:
Proceeds from issuance of debt                                                                 25,183               138,147
Repayment of debt                                                                              (4,600)             (127,466)
Dividends paid to shareholders                                                                (18,353)              (12,013)
Proceeds from issuance of stock                                                                 3,582               113,250
Purchase of treasury stock                                                                         --                  (175)
                                                                                        -------------         -------------
             Net cash provided by financing activities                                          5,812               111,743
                                                                                        -------------         -------------

Net decrease in cash                                                                          (20,394)               (4,321)
Cash at beginning of period                                                                    30,434                23,257
Rate change effect on cash flow                                                                    84                    12
                                                                                        -------------         -------------
Cash at end of period                                                                   $      10,124         $      18,948
                                                                                        =============         =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the period for:
    Interest                                                                            $       9,596         $      11,933
    Income taxes                                                                        $      35,350         $      29,777





          See accompanying notes to consolidated financial statements.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)

1.   Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report Form 10-K for the year ended December 31, 1996. Certain items have been reclassed to conform with 1997 presentation.

2.   Translation of Foreign Currencies

     Unrealized foreign exchange losses, totaling $13,989,000 and $9,688,000 as of September 30, 1997 and December 31, 1996 respectively, are included in Stockholders' Equity under the caption "Net unrealized investment and foreign exchange gains."

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

     The effect of reinsurance on premiums earned is as follows for the nine months and three months ended September 30, 1997 and 1996:


                                                                     (in thousands)
                                                                    Nine Months Ended

                                               September 30, 1997              September 30, 1996
                                               ------------------              ------------------
       Direct premiums                         $       1,841,110                $      1,658,096

       Reinsurance assumed                               125,564                          93,252

       Reinsurance ceded                                (873,004)                       (698,931)
                                               -----------------                ----------------
       Net premiums earned                     $       1,093,670                $      1,052,417
                                               =================                ================



                                                                     (in thousands)
                                                                   Three Months Ended

                                              September 30, 1997               September 30, 1996
                                              ------------------               ------------------
       Direct premiums                         $         619,697                $        566,396

       Reinsurance assumed                                34,767                          34,371

       Reinsurance ceded                                (289,580)                       (236,981)
                                               -----------------               -----------------

       Net premiums earned                     $         364,884                $        363,786
                                               =================               =================


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

5.   Segment Information

     Gross collected premiums, net premiums earned and income (loss) before federal income taxes are summarized as follows


                                                                           (in thousands)
                                                                          Nine Months Ended
                                                                            SEPTEMBER 30,
                                                                          -----------------
                                                                      1997                  1996
                                                                 -------------         -------------
GROSS COLLECTED PREMIUMS:

Life                                                              $   626,250          $     562,485

Property and Casualty                                               1,393,910              1,277,711
                                                                 ------------          -------------
     Total                                                        $ 2,020,160          $   1,840,196
                                                                 ============          =============

NET PREMIUMS EARNED:

Life                                                              $   323,439          $     296,373

Property and Casualty                                                 770,231                756,044
                                                                 ------------          -------------
     Total                                                        $ 1,093,670          $   1,052,417
                                                                 ============          =============

INCOME (LOSS) BEFORE INCOME TAXES:




Life                                                              $    48,519           $     51,741

Property and Casualty                                                  83,670                 65,609

Other                                                                    (978)                (6,516)
                                                                 ------------           ------------
                                                                      131,211                110,834

Interest Expense                                                       12,091                 12,995
                                                                 ------------           ------------
      Total Income before Income Taxes                            $   119,120           $     97,839
                                                                 ============           ============


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

The detail of Cost and Statement Value for the Fixed Maturities and Equity Securities held at September 30, 1997 is as follows:


                                                                                  (in thousands)

                                                                        Amortized            Statement
                                                                          Cost                 Value
                                                                      -------------      -------------

FIXED MATURITIES

Held-to-Maturity Securities                                          $      847,248     $     847,248

Available-for-Sale Securities                                               886,315           907,549

Trading Securities                                                                -                 -
                                                                     --------------     -------------

  Total Fixed Maturities                                             $    1,733,563     $   1,754,797
                                                                     ==============     =============



Net unrealized gain                                                                     $      21,234
                                                                                        =============


                                                                                              Market
                                                                             Cost              Value
                                                                      -------------     --------------

EQUITY SECURITIES

Held-to-Maturity Securities                                          $           -     $            -

Available-for-Sale Securities                                              104,525            127,905

Trading Securities                                                               -                  -
                                                                     -------------     --------------
  Total Equity Securities                                            $     104,525     $      127,905
                                                                     =============     ==============



Net unrealized gain                                                                    $       23,380
                                                                                       ==============



The net unrealized gain for "Available-for-Sale Securities" increased by $12,246,000 (net of $6,226,000 in deferred income taxes) from December 31, 1996 to September 30, 1997.

An analysis of the realized gains and losses of the Company for the nine months ended September 30, 1997, is as follows:


                                                                                              (in thousands)

Gross realized gains from sales of Available-for-Sale Securities                              $    20,774

Gross realized losses from sales of Available-for-Sale Securities                                 (11,183)

Gross realized gains from sales of Trading Securities                                                 241

Gross realized losses from sales of Trading Securities                                               (622)
                                                                                              -----------
Net realized gain from investment activity                                                          9,210

Net realized loss from other investment activity                                                     (111)
                                                                                              -----------
Total realized gain                                                                           $     9,099
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

                     AMERICAN BANKERS INSURANCE GROUP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Gross collected premiums increased $82.2 million or 13% to $716.4 million for the three months ended September 30, 1997, from $634.2 million for the same period of 1996. Approximately 76% or $62.8 million of the increase came from the Company's largest product lines - Credit Unemployment, Credit A&H, Credit Life and Credit Property.

During the three months ended September 30, 1997, total premiums and other revenues were $408.2 million, an increase of $8.6 million over total premiums and other revenues of $399.6 million for the same period in 1996. The increase includes a $3.8 million increase in realized investment gains. The overall growth in invested assets generated an additional $2.8 million of investment income for the third quarter of 1997 as compared to the same period of 1996.

The benefits and claims ratio was constant at 37% for the three months ended September 30, 1997 and for the same period of 1996. The commissions ratio improved from 44% for the three months ended September 30, 1996 to 42% for the same period of 1997. The benefits, claims, losses and settlement expenses include approximately $8.0 million of pre-tax hurricane losses for the three months ended September 30, 1996.

Financial Condition
-------------------

Stockholders' Equity increased $86.1 million from $710.2 million at December 31, 1996, to $796.3 million at September 30, 1997. The contribution of net income of $84.9 million was the primary cause for the increase.

Liquidity and Capital Resources
-------------------------------

On September 30, 1997, $2.1 billion of securities, short-term investments and cash comprised 58% of the Company's total assets. The securities were principally readily marketable and did not include any significant concentration in private placements.

The Company does not hold significant investments in equity securities; consequently, market changes in the equity securities markets do not significantly affect the investment portfolio.

In August 1997, the Company declared a two-for-one stock split effected in the form of a stock dividend on the Company's Common Stock. The result of the stock split was that all ABI common shareholders of record as of August 29, 1997, received one additional share for each share they held. Earnings per share calculations were adjusted to reflect the impact of the stock split.

The Company expects to continue its policy of paying regular cash dividends; however, future dividends are dependent on the Company's future earnings, capital requirements and financial condition. In addition, the payment of dividends is subject to the restrictions described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Private Securities Litigation Reform Act of 1995 - Safe Harbor Cautionary Statement
-------------------------------------------------------------------------

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

                                    PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings
--------------------------

Commitments and Contingencies information which appears on page 10 elsewhere in this report is incorporated by reference in this item. Additional information regarding litigation can be found in the Company's 1996 Annual Report on Form 10-K.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None

Item 5 - Other Information
--------------------------

On August 15, 1997, the Board of Directors of American Bankers Insurance Group, Inc. (the "Company") declared a two-for-one stock split (the "Stock Split") of the shares of the Company's common stock, par value $1.00 per share (the "Common Stock"), to be effected in the form of a stock dividend payable on September 12, 1997 to all holders of record of the Common Stock as of August 29, 1997. As a result of the Stock Split, the Company issued 20,781,530 shares of Common Stock on September 12, 1997.

Also as the result of the Stock Split, the initial conversion price of $50.065 per share of Common Stock at which the Company's $3.125 Series B Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") was initially convertible into shares of Common Stock was adjusted, effective immediately after the opening of business on September 2, 1997, to a conversion price of $25.0325 per share of Common Stock. As a result of this change in conversion price, the conversion rate at which shares of Convertible Preferred Stock are convertible into shares of Common Stock was adjusted, effective immediately after the opening of business on September 2, 1997, from a conversion rate of
0.9987 shares of Common Stock for each share of Convertible Preferred Stock to a conversion rate of 1.9974 shares of Common Stock for each share of Convertible Preferred Stock.

As a further result of the Stock Split, the number of Rights (as defined in the Company's Rights Agreement dated as of February 24, 1988, as amended and restated as of November 14, 1990 (the "Rights Agreement")) associated with each share of Common Stock then outstanding, or issued or delivered after the Stock Split but prior to the Distribution Date (as defined in the Rights Agreement), was adjusted so that one-half of one Right is associated with each such share of Common Stock.

Item 6(a) - Exhibits
--------------------

EXHIBIT 10 - 1997 Equity Incentive Plan, Amended

Exhibit 11 - Statement Re: Computation of Earnings Per Share

Exhibit 27 - Financial Data Schedule (for SEC use only)

Item 6(b) - Reports on Form 8-K
-------------------------------

None