Form 10-K
period 1997-12-31
AMERICAN BANKERS INSURANCE GROUP INC
filed 1998-03-31
CIK 350571

================================================================================

                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                FOR THE TRANSITION PERIOD FROM            TO
                                                ----------   -----------

                          COMMISSION FILE NUMBER 0-9633

                     AMERICAN BANKERS INSURANCE GROUP, INC.
             (Exact Name Of Registrant As Specified In Its Charter)

                       FLORIDA                                 59-1985922
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

                                 TITLE OF CLASS
                           --------------------------
                           COMMON STOCK, $1 PAR VALUE

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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.[ ]

THE AGGREGATE MARKET VALUE ON MARCH 20, 1998, OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $ 2,500,000,000. SHARES OF COMMON STOCK HELD BY EXECUTIVE OFFICERS AND DIRECTORS WHO INDIVIDUALLY OWN 5% OR MORE OF THE OUTSTANDING COMMON STOCK HAVE BEEN EXCLUDED IN THAT SUCH PERSONS MAY BE DEEMED TO BE AFFILIATES; HOWEVER, THIS DETERMINATION OF AFFILIATE STATUS IS NOT NECESSARILY DETERMINATIVE FOR OTHER PURPOSES.

THERE WERE APPROXIMATELY 42,600,000 SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, $1 PAR VALUE, AS OF MARCH 20, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) PORTIONS OF REGISTRANT'S SCHEDULE 14D-9 AND AMENDMENT NO. 3, AMENDMENT NO. 6, AMENDMENT NO. 10 AND AMENDMENT NO. 11 THERETO; THE FORM S-3 REGISTRATION STATEMENT NUMBER 2-94359; THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE YEARS ENDED 1988, 1990, 1991, 1993, 1994, AND 1995; THE REGISTRANT'S CURRENT REPORT ON FORM 10-Q DATED MARCH 31, 1994; MARCH 31, 1995; MARCH 31, 1996, AND SEPTEMBER 30, 1997; THE 1987 ANNUAL MEETING PROXY STATEMENT; THE REGISTRANT'S CURRENT REPORT ON FORM 8-K DATED JANUARY 13, 1998; THE REGISTRANT'S CURRENT REPORT ON FORM 8-K DATED NOVEMBER 14, 1990, ARE INCORPORATED BY REFERENCE, IN
PART IV OF THIS FORM 10-K.

================================================================================

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                                AND SUBSIDIARIES

                                Table of Contents

                                                     PART I

                                                                                                           PAGE
                                                                                                          NUMBER
                                                                                                          ------
Item 1         Business......................................................................................2

Item 2         Properties...................................................................................24

Item 3         Legal Proceedings............................................................................24

Item 4         Submission of Matters to a Vote of Security Holders..........................................28

                                                      PART II

Item 5         Market for the Registrant's Common Stock and Related Stockholder Matters.....................29

Item 6         Selected Financial Data......................................................................30

Item 7         Management's Discussion and Analysis of Financial Condition and
                 Results of Operations......................................................................34

Item 8         Financial Statements and Supplementary Data..................................................44

Item 9         Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosures.......................................................89

                                                     PART III

Item 10        Directors and Executive Officers of the Registrant...........................................90

Item 11        Executive Compensation.......................................................................96

Item 12        Security Ownership of Certain Beneficial Owners and Management..............................104

Item 13        Certain Relationships and Related Transactions..............................................109


                                                      PART IV

Item 14        Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................109

PART I
------

ITEM 1
------

     BUSINESS
     --------

     a.  DEVELOPMENT OF BUSINESS

         American Bankers Insurance Group, Inc. ("ABIG," "American Bankers" or the "Company") was incorporated in Florida on July 24, 1978. ABIG became the holding company of American Bankers Insurance Company of Florida ("ABIC") and American Bankers Life Assurance Company of Florida ("ABLAC") as a result of their merger with wholly-owned subsidiaries of ABIG after approval by their respective stockholders on October 31, 1980. In addition to ABIC and ABLAC, the Company's subsidiaries include American Bankers Seguros de Vida, S.A. ("ABSV"), Seguros la Hemisferica, S.A., Federal Warranty Service Corp. ("FWSC"), Sureway, Inc., Caribbean American Life Assurance Company ("CALAC"), Caribbean American Property Insurance Company ("CAPIC"), American Reliable Insurance Company ("ARIC"), Bankers American Life Assurance Company ("BALAC"), Bankers Insurance Group ("BIG"), Bankers Atlantic Reinsurance Company ("BARC"), IBIC Forsikringsmaeglere, La Suizo Compania Argentina de Seguros, S.A. (La Suizo), and five insurance companies referred to collectively as the Voyager Insurance Companies.

         ABIC was incorporated in the state of Florida on October 29, 1947 and ABLAC, a legal reserve life insurance company, was incorporated in the state of Florida on February 6, 1952. ABSV, a wholly owned subsidiary in Argentina, began operations in 1996. Seguros la Hemisferica, S.A., a wholly owned subsidiary in the Dominican Republic, began operations in 1996. FWSC, a wholly owned subsidiary in California, was acquired in 1993. Sureway, Inc., a wholly owned subsidiary in Florida, began operations in 1973. CALAC and CAPIC, wholly owned subsidiaries in Puerto Rico, began operations in 1988 and 1992 respectively. ARIC, a wholly owned subsidiary in Arizona, was acquired by the Company in 1984. BALAC, a wholly owned subsidiary in New York, began operations in 1991. BIG, a wholly owned subsidiary in the United Kingdom, began operations in 1997. BIG acquired Bankers Insurance Company Limited
         (BICL), previously American Bankers' wholly owned subsidiary in the United Kingdom. BARC, a wholly owned subsidiary in the Turks & Caicos islands, began operations in 1995. IBIC, a wholly owned subsidiary in Denmark, was acquired by the Company in 1997. La Suizo, a wholly owned subsidiary in Argentina, was acquired by the Company in 1997. The Voyager Insurance Companies were acquired by the Company in 1993 and consist of five companies incorporated in Florida, Georgia and South Carolina.

         The Company entered into an Agreement and Plan of Merger, dated as of March 23, 1998, by and among Cendant Corporation ("Cendant"), Season Acquisition Corporation ("Season") and the Company (the "Cendant Merger Agreement") pursuant to which (i) the previously announced tender offer by Season is being conducted (the "Offer") and (ii) upon consummation of the Offer, the merger of the Company with and into Season will be consummated (the "Merger"). The execution of the Cendant Merger Agreement followed the public announcement by Cendant on January 27, 1998 of its proposal to acquire the Company for $58 per share of Common Stock, to be paid in cash and common stock of Cendant and the subsequent announcement by Cendant on March 16, 1998, increasing the per share price for its proposal from $58 to $67.

         Under the terms of the Cendant Merger Agreement, Season is offering to purchase 23,501,260 outstanding shares of Common Stock at a price of $67 per Common Share, net to the seller in cash, without interest thereon. Following the consummation of the Offer, the Company will be merged with and into Season with Season continuing as the surviving corporation. Season will succeed to the business of the Company and will assume the name American Bankers Insurance Group, Inc. As a result of the Merger, each Common Share then outstanding (other than Common Shares owned by Cendant, Season or any direct or indirect subsidiary of the company and in each case not held on behalf of third parties) will be converted into, and become exchangeable for, that number of shares of Cendant Common Stock having a value equal to the amount derived by dividing $67 by the average closing prices of the Cendant Common Stock as reported on the NYSE composite transactions reporting system (as reported by the New York City edition of the Wall Street Journal) for the ten trading days ending on the third trading day prior to the date the Merger is consummated. In addition, pursuant to the Merger, each of the then outstanding $3.125 Series B Cumulative Convertible Preferred Shares ("Preferred Shares") will be converted into one share of Cendant Preferred Stock having substantially similar terms to the Preferred Shares, except that such shares shall be convertible into shares of Cendant Common Stock in accordance with the terms of the Preferred Shares.

         The consummation of the Merger is conditioned upon several requirements, including shareholder and regulatory approval.

         Cendant's proposal to acquire the Company followed an announcement by the Company that it had entered into an agreement with American International Group, Inc. ("AIG") for the acquisition by AIG of 100 percent of the outstanding stock of the Company pursuant to the merger (the "AIG Merger") of the Company with and into AIGF, Inc., a Florida corporation and a newly formed wholly owned subsidiary of AIG, in accordance with the terms of the Agreement and Plan of Merger, dated as of December 21, 1997 among the Company, AIG and AIGF as amended and restated as of January 7, 1998, amended by Amendment No. 1 thereto dated as of January 28, 1998, and as further amended and restated as of February 28, 1998 (the "AIG Merger Agreement"). In connection with the AIG Merger Agreement, the Company had granted AIG an option to purchase a number of newly issued shares of Common Stock equal to approximately 19.9% of the outstanding number of shares of Common Stock pursuant to the Stock Option Agreement dated as of December 21, 1997, as amended and restated as of February 28, 1998 (the "Stock Option Agreement"). In addition, Messrs. Landon and Gaston who hold approximately 8.3% of the outstanding Common Stock had entered into a voting agreement (the "Voting Agreement") with AIG pursuant to which these stockholders agreed to vote their shares of Common Stock in favor of adoption of the AIG Merger Agreement and approval of the AIG Merger and to grant to AIG an irrevocable proxy with respect to such shares of Common Stock, subject to certain conditions.

         The AIG Merger Agreement, Stock Option Agreement and Voting Agreement have been terminated. On March 18, 1998, the Company, AIG and Cendant entered into a settlement agreement (the "Settlement Agreement") pursuant to which AIG agreed to temporarily waive certain provisions of the AIG Merger Agreement, which waiver permitted the Company to terminate the AIG Merger Agreement and enter into the Cendant Merger Agreement. On March 23, 1998, in accordance with the terms of the Settlement Agreement, the Company paid to AIG a termination fee of $100 million and Cendant paid $5 million to AIG in respect of AIG's expenses, and the Company and AIG entered into a termination agreement which resulted in the termination of the AIG Merger Agreement, the Stock Option Agreement and the Voting Agreement.

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

         For information on the growth of the Company's business for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, see the Gross Collected Premium table set forth below in "Narrative Description of Business."

     b.  BUSINESS SEGMENT DATA

         See Note 12 to the Consolidated Financial Statements on page 77 in Part II Item 8 of this report.

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

         American Bankers has been able to develop a diverse client base. In 1997, no single client accounted for more than 10% of the Company's gross collected premiums. The Company distributes its products through various markets or distribution channels involving over one thousand clients. Its business is generally not concentrated and the ten largest unrelated clients represent approximately 39% of the Company's gross collected premiums.

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

         Business Segments

         LIFE INSURANCE

         (in thousands)

                                         NET
                       TOTAL          PREMIUMS            TOTAL        OPERATING
                      ASSETS           EARNED           REVENUES        INCOME*

         1997       $1,653,800       $405,800           $466,900        $67,200
         1996        1,446,600        384,000            439,700         65,300
         1995        1,339,200        377,100            419,000         45,900


            *Operating income consists of earnings before interest expense and taxes.

            Highlights

            o Gross collected premiums increased 17% to $894.5 million in 1997 from $763.2 million in 1996.
            o Five products listed below contributed 88% of the segment's 1997 gross collected premiums.

            Major Subsidiaries

            o     American Bankers Life Assurance Company of Florida (ABLAC)
            o     American Bankers Seguros de Vida, S.A. (ABSV)
            o     Bankers American Life Assurance Company (BALAC)
            o     Bankers Atlantic Reinsurance Company (BARC)
            o     Caribbean American Life Assurance Company (CALAC)
            o     Voyager Life and Health Insurance Company (VLHIC)
            o     Voyager Life Insurance Company (VLIC)

            Major Products

            o    Credit Life
            o    Credit Accident & Health
            o    Mortgage Accident & Health
            o    Group Life
            o    Group Accident & Health

            Distribution Channels

            o    Retailers
            o    Financial Institutions
                  Commercial Banks
                  Consumer Finance Companies
                  Mortgage Bankers
                  Savings Institutions
            o    Manufactured Housing, Travel Trailer and
                 Equipment Manufacturers, Dealers and Lenders
            o    Utilities
            o    Independent Agents

      PROPERTY AND CASUALTY INSURANCE

      (in thousands)

                                   Net
                    Total        Premiums          Total            Operating
                    Assets        Earned          Revenues           Income*

      1997       $2,071,600     $1,048,000       $1,149,700         $113,300
      1996        1,969,300        994,500        1,080,700           91,900
      1995        1,602,500        863,600          934,200           87,400


            *Operating income consists of earnings before interest expense and taxes.

            HIGHLIGHTS

            o Gross collected premiums increased 7% to $1.8 billion in 1997 from $1.7 billion in 1996.
            o Five products listed below contributed 73% of the segment's 1997 gross collected premiums.
            o Operating income increased 23% to $113.3 million in 1997 from $91.9 million in 1996.

            MAJOR SUBSIDIARIES

            o    American Bankers Insurance Company of Florida (ABIC)
            o    American Reliable Insurance Company (ARIC)
            o    Bankers Atlantic Reinsurance Company (BARC)
            o    Bankers Insurance Group (BIG)
            o    Caribbean American Property Insurance Company (CAPIC)
            o    Seguros La Hemisferica, S.A.
            o    Voyager Indemnity Insurance Company (VIIC)
            o    Voyager Property and Casualty Insurance Company (VPCIC)

            MAJOR WARRANTY COMPANIES

            o    Federal Warranty Service Corporation (FWSC)
            o    Sureway, Inc.
            o    Voyager Service Warranties, Inc. (VSW)
            o    Voyager Service Programs, Inc. (VSP)

            MAJOR PRODUCTS

            o    Credit Unemployment
            o    Credit Property
            o    Extended Service Contracts
            o    Mobilehome Physical Damage
            o    Credit Accident & Health

            DISTRIBUTION CHANNELS

            o    Retailers
            o    Financial Institutions
                  Commercial Banks
                  Consumer Finance Companies
                  Mortgage Bankers
                  Savings Institutions
            o    Manufactured Housing, Travel Trailer and
                 Equipment Manufacturers, Dealers and Lenders
            o    Utilities
            o    Independent Agents

            For additional Business Segment Information see page 32 in Part II
Item 6 of this report.

            Products
            --------

            The following table sets forth the gross collected premiums of the Company's major insurance products:

                            Gross Collected Premiums
                            Major Insurance Products

                            Years Ended December 31

                                              1997               1996            1995               1994               1993
                                              ----               ----            ----               ----               ----
                                                                         (in millions)
Credit Unemployment                        $   530.6          $   489.4       $   410.8          $   269.8          $   172.9
Credit A&H                                     432.7              377.6           349.0              244.5              182.8
Credit Life                                    365.3              309.5           287.2              211.7              165.5
Credit Property                                342.2              336.9           367.7              354.2              268.6
Extended Service Contracts                     209.9              203.9           129.5               19.3               12.0
Mobilehome Physical Damage                     138.4              132.2           137.3              121.4              100.1
Homeowners                                      83.5               93.7           101.1               87.0               85.6
Flood                                           77.1               56.0            44.5               35.8               37.6
Mortgage A&H                                    75.6               66.6            53.3               49.1               44.3
Ordinary                                        37.2               29.0            23.2               21.0               59.0
All Other (1)                                  447.9              398.0           383.0              347.3              298.8
                                       ---------------------------------------------------------------------------------------
   Total                                   $ 2,740.4          $ 2,492.8       $ 2,286.6         $  1,761.1         $  1,427.2
                                       =======================================================================================


(1) "All Other" represents a large number of products, approximately 50 to 60 each year. The most significant in 1997 and 1996 are the Livestock Mortality, Group Life and Group A&H.


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

         Extended Service Contracts. The Company's extended service contract
         (ESC) business, sold mainly through FWSC and Sureway, involves various arrangements including the administration for and the insuring of obligations for ESC's sold in conjunction with the sale of consumer products by retailers. The ESC's typically provide service guarantees through the retailers which go beyond any manufacturers' warranties underlying the products.

         Of the Company's "Major Insurance Products", eight are associated with the Financial Market Products.

                            Personal Insurance Lines

         The Company also derives revenues from non credit-related insurance products and services. These products and services principally consist of: (i) group life and group disability (ii) individual life and disability products sold through employer-sponsored payroll deduction programs, (iii) administration fees earned in connection with the National Flood Insurance Program, (iv) livestock mortality insurance,
         (v) individual life insurance and annuity products sold principally in Latin America and the Caribbean, and (vi) surety coverages.

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

         At December 31, 1997, the Company had 93 salaried sales representatives and 16 sales managers located in 16 regional sales offices throughout the U.S., Canada, Puerto Rico, the United Kingdom, and Latin America. Employees in the regional sales offices solicit potential new clients and service existing clients. These sales personnel typically have work experience in the client's industry and have received extensive sales and product training from the Company. The Company's sales personnel provide ongoing service and advice to clients to assist them in marketing the Company's insurance products and attempt to gain new clients by illustrating how the client can provide a value-added service to its customers and at the same time enhance their profitability by marketing the Company's products. Specifically, the Company's sales personnel approach each potential client with a structured four-call process: (i) initial contact, (ii) gathering information and analyzing the prospect's needs, (iii) presenting a program tailored to those needs, and (iv) agreeing to and implementing a program that is satisfactory to both the client and the Company.

         Products are individual programs underwritten by ABIC, ABLAC, or any of the insurance subsidiaries or "packages" which are a combination of products from various subsidiaries. These products can also be sold through more than one distribution channel. Product cross-over is commonplace within the Company's system, which facilitates streamlined administration and processing, as well as product development. For example, the Company's "Chargeguard" product is a combination of life, accident and disability, unemployment and property insurance coverage and is marketed through the Consumer Finance Companies, Mortgage Bankers and Savings Institutions, Commercial Banks and Retailers distribution channels.

         Distribution Channels

         The following is a discussion of the distribution channels for the Financial Market Products:

         Consumer Finance Companies

         The client base consists of consumer and commercial finance companies, leasing and second mortgage institutions, and mortgage brokers. Because many major consumer finance companies have their own captive insurance companies, approximately 65% of the premiums written historically have been ceded to these captive insurance companies. Therefore, a substantial portion of the income in this area is derived from the management fees paid by clients' captive companies for processing and servicing this insurance.

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

         Retailers

         The Company is a major provider of credit-related insurance and is a provider of extended service contract products to the retail industry. This client base includes department and specialty stores, home furnishings and home improvement stores, appliance and electronic stores, general merchandise and automotive chains, jewelry stores, catalogs and rental companies. To further enhance its market position in this area, the Company develops customized direct mail and telemarketing programs for these clients. Premiums are generated from mailings included in monthly credit card statements or are generated at the point of sale.

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

         Other products sold through agents are livestock insurance, which primarily covers animal mortality, and surety coverages.

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

    Quality of Fixed Maturities              Maturity of Fixed Maturities
    ---------------------------            -------------------------------
    AAA                  55%                 0-1 Years               10%
    AA                    7%                 1-5 Years               67%
    A                    18%                 5-10 Years              19%
    BBB                  17%                 10-20 Years              3%
    BB/NR                 1%                 Over 20 Years            1%
    Private Placement     2%                                      --------
                    -----------                                     100%
                        100%


At December 31 (in thousands):


  At carrying value:                   1997             1996               1995             1994               1993
---------------------------------------------------------------------------------------------------------------------
  Fixed Maturities
  ----------------
  Corporate - Fixed Rate             $815,100          $679,800           $346,000         $229,900         $169,200
  Corporate - Adjustable Rate          65,200            19,900             15,000           14,400            4,900
  Corporate - Convertible               7,000             5,400              6,000                             1,400
  State and Municipal                 129,200           137,500            123,500          109,800           79,800
  U.S. Government                     738,800           741,600            817,900          631,400          567,800
  Govt & Foreign Jurisdiction          45,100            67,100             61,900           36,200           30,100
  Installment Loans                    10,000            14,000             17,300           22,200           22,200
---------------------------------------------------------------------------------------------------------------------
                                    1,810,400         1,665,300          1,387,600        1,043,900          875,400
---------------------------------------------------------------------------------------------------------------------
  Equity Securities
  -----------------
  Preferred - Fixed Rate               37,300            27,800             38,400           16,600           15,000
  Preferred - Convertible                 500             5,800                700              600            5,900
  Common                              103,500            79,300             73,900           48,200           52,600
---------------------------------------------------------------------------------------------------------------------
                                      141,300           112,900            113,000           65,400           73,500
---------------------------------------------------------------------------------------------------------------------
  Mortgage Loans                        9,300            10,200             11,800           13,800           15,500
  Policy Loans                          9,300             8,300              7,800            6,800            6,700
  Real Estate                          10,000             5,600              3,100            3,800            4,200
  Short-Term & Other
  Investments (principally
  invested cash)                      182,800           166,100            165,100          131,200          135,600
---------------------------------------------------------------------------------------------------------------------
                                      211,400           190,200            187,800          155,600          162,000
---------------------------------------------------------------------------------------------------------------------
  Total Investments                $2,163,100        $1,968,400         $1,688,400       $1,264,900       $1,110,900
=====================================================================================================================

The amounts for 1994 and forward are reported in accordance with FASB Statement 115.

                              Net Investment Income
                            (in millions of dollars)

                        1997                      $134
                        1996                       121
                        1995                        99
                        1994                        74
                        1993                        70

Other information with respect to investments is included in Note 3 to the Consolidated Financial Statements on page 55 in Part II Item 8 of this report.

            Reinsurance
            -----------

            The Company's insurance subsidiaries reinsure that portion of risk in excess of $250,000 under a domestic ordinary life policy, $400,000 under an international life policy, and $300,000 under a property policy. In addition, coverage is obtained for the Company's property business as protection against catastrophic losses. This coverage is mainly related to the Company's homeowner, mobilehome physical damage and credit property products. The Company has excess of loss catastrophe reinsurance providing coverage per catastrophe on property losses of $30 million excess of a $15 million retention exclusive of any recoveries from the proportional reinsurance described above. Additional coverage is provided through aggregate stop loss coverage if the net loss ratio (after deducting all other reinsurance) exceeds 37.3%. The Company believes that its catastrophe reinsurance coverage continues to be adequate.

            The Company's reinsurance receivable and prepaid reinsurance premiums at December 31, 1997 totaled $835.9 million. The Company's reinsurance was placed with numerous reinsurers including the following significant reinsurers: (i) Triton Insurance Company, (ii) Lincoln National Life Insurance Company, and (iii) Caterpillar Insurance Company, Limited. The Company historically has not experienced any material losses in collection of reinsurance receivables.

            Certain Factors Common to the Operations of Insurance Companies
            ---------------------------------------------------------------

            Government Regulation

            The Company and its insurance subsidiaries are subject to regulation and supervision by the states in which the Company's insurance subsidiaries transact business. This regulation is designed primarily to ensure the financial stability of insurance companies and to protect policyholders, rather than stockholders or creditors. State insurance regulatory agencies have broad administrative powers to grant and revoke licenses to transact business, regulate trade practices, establish guaranty associations, license agents, require approval of policy forms and premium rates on certain business prior to use, establish reserve requirements, determine the form and content of required financial statements, determine reasonableness and adequacy of capital and surplus and prescribe the types of permitted investments and the maximum concentrations of certain classes of investments. These agencies also conduct periodic detailed examinations of the books, records, accounts and trade practices of insurance companies domiciled or admitted in their states. Applicable state insurance laws, rather than federal bankruptcy laws apply to the liquidation or the reorganization of insurance companies.

            A substantial portion of the business written by the Company's insurance subsidiaries is credit-related insurance. Most states have enacted laws which regulate credit-related insurance to a greater extent than they regulate other forms of insurance including maximum premiums which may be charged and commissions which may be paid. In addition, certain states have enacted or are considering regulations which similarly attempt to limit profitability based upon underwriting experience. As in the case of other types of insurance, state regulators, directly and through the NAIC, have begun a greater focus on the regulatory, licensing and disclosure issues related to market conduct of credit insurers, including the Company.

            The National Association of Insurance Commissioners (NAIC) develops and modifies model laws and regulations which may be modified and adopted by the various states to meet their perceived needs and concerns regarding business written in the state. While these model laws and regulations have no effect on the Company until adopted by the states, the activities of the NAIC provide useful insight into laws or regulations that might be adopted by the various states. In the area of credit insurance, the Creditor-Placed Insurance Model Act adopted in 1996 by the NAIC allows state regulators to take into account factors other than losses in determining the reasonableness of credit insurance rates. The NAIC also took action in 1995 on credit life insurance by adopting an alternative approach to strict loss ratio based rate making which allows state regulators to take into account factors other than losses in determining the reasonableness of credit insurance rates. Neither of these actions is expected to significantly affect the Company's operations. With respect to investment practices, in 1996 the NAIC adopted the Investments of Insurer's Model Act which provides a well-capitalized insurer more discretion and flexibility in its investing practices. The Board of Directors also reviews the investment policies of the Company's insurance subsidiaries.

            Financial Regulation

            Insurance companies are required to file detailed annual and quarterly statements with state insurance regulators in each of the states in which they do business. In addition, the Company's insurance subsidiaries are required to comply with a minimum risk-based capital (RBC Standards) developed by the NAIC. Under the RBC standards - risk specific for each company - areas such as asset risk, insurance risk, interest risk, and business risk are evaluated and compared to the Company's capital and surplus to determine relative solvency margins. Standards for the RBC formula were approved by regulators and effective for 1993 statutory financial statements for life companies and in 1994 for property and casualty companies. All of the Company's insurance subsidiaries meet the minimum risk-based capital requirements and require no action based on the criteria described above.

            Dividend Regulation

            The Company is a legal entity separate and distinct from its subsidiaries. As a holding company with no other business operations, its primary sources of cash needed to meet its obligations are dividends and other payments from its insurance subsidiaries.

            The Company's insurance subsidiaries are subject to various regulatory restrictions on the maximum amount of payments, including dividends, loans or cash advances that they may make to the Company without obtaining prior regulatory approval. As Florida domiciled insurance companies, ABIC and ABLAC are subject to Florida requirements that insurance company dividends must receive prior regulatory approval unless, either (i) such dividends do not exceed the larger of: (a) the lesser of 10% of surplus or net gain from operations (ABLAC) or net income (ABIC), not including realized capital gains, plus a 2-year carryforward for ABIC, (b) 10% of surplus, with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains; or (c) the lesser of 10% of surplus or net investment income (net gain before capital gains for ABLAC) plus a 3-year carryforward (2-year carryforward for ABLAC) with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains; or (ii) the dividend is equal to or less than the greater of: (a) 10% of the insurer's surplus as to policyholders derived from realized net operating profits on its business and net realized capital gains; or the insurer's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year; and
            (b) the insurer will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend is made. As an Arizona domiciled insurance company, ARIC must receive prior regulatory approval unless such dividends do not exceed the lesser of either 10% of surplus as regards policyholders or the net investment income. As Puerto Rico domiciled companies, CALAC and CAPIC may not pay any cash dividend to stockholders except out of that part of its unassigned surplus funds which is derived from any realized net profits on its business. As a New York domiciled company, BALAC must file notice of its intention to declare a dividend and the amount thereof with the superintendent of insurance who may disapprove such distribution if he finds that it is not warranted by the company's financial condition. The Voyager Insurance Companies are domiciled in Georgia and South Carolina. Georgia and South Carolina require prior regulatory approval for dividends in excess of the greater of
            (i) 10% of a company's surplus as regards policyholders or (ii) net gain from operations for life companies, or net income, not including realized (net realized for South Carolina) capital gains for non-life companies, as of the preceding year end.

            If insurance regulators determine that payment of a dividend or any other payment to an affiliate (such as a payment under a tax allocation agreement or for employee or other services or pursuant to a surplus debenture) would, because of the financial condition of the paying insurance company or otherwise, be hazardous to such insurance company's policyholders or creditors, the regulators may prevent payment of such dividends or such other payment to the affiliates that would otherwise be permitted without prior approval.

            See other information with respect to dividend regulation in Note 8 to the Consolidated Financial Statements on page 66 in Part II Item 8 of this report.

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

            Banks have begun to market and underwrite insurance products which may lead to increased competition. However, because the Company's products do not include traditional life insurance products, the Company does not expect to be significantly impacted. In addition, lending institutions have begun to issue debt cancellation agreements, which are similar to the Company's credit life and disability products. The Company is unable to predict the market effect that this development may have.

            The Company's strategy is to establish profitable insurance underwriting and to service business in distribution channels that are relatively free of competition. In keeping with this strategy, the Company markets non-traditional insurance products through non-traditional distribution channels.

            Reserves
            --------

            Life Companies

            Life insurance companies are required to establish and maintain policy liabilities and claim liabilities to meet their future obligations under in-force policies. For ordinary life and guaranteed renewable health insurance the policy liabilities are amounts which will be sufficient to meet policy obligations at death, disability or maturity taking into consideration future premiums less expenses, interest, expected lapses and expected mortality. For the interest sensitive life policies, such as universal life, and for deferred annuities this amount is the account value of the policyholder. The claim reserves on these policies are the amounts of future unpaid benefits on all incurred claims, whether reported to the company or not.

            For credit life, credit health insurance and non-guaranteed renewable health insurance, the policy liability is the unearned premium reserve. This is the amount of premiums received that have not been exposed to loss. It is equal to the premium the company would charge for the remaining benefits and the remaining period of coverage purchased. The claim reserves for these products are the amounts of future unpaid benefits on all incurred claims, whether reported to the company or not. For disability claims on which continuing payments are being made, the company records special claim reserves equal to the monthly benefits times the number of payments expected to be made in the future, discounted for interest.

            Information on the Company's reserves appears in Note 4 to the Consolidated Financial Statements on page 58 in Part II Item 8 of this report.

            Property and Casualty

            The unearned premium reserve is the portion of the premium applicable to the unexpired period of the policy. The purpose of the unearned premium reserve is to determine the proper recognition of revenue, to refund the unearned premium to the policyholder if the policy is canceled, to provide a fund for the payment of future losses, and to maintain an amount available for the purchase of reinsurance.

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

The following table shows the development of the estimated liability for the ten years prior to 1997.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                   DOMESTIC PROPERTY AND CASUALTY SUBSIDIARIES
           ANALYSIS OF REPORTED BALANCE SHEET LOSS AND LAE DEVELOPMENT
                                   GAAP BASIS
                                 (IN THOUSANDS)

                  1987        1988     1989       1990      1991     1992        1993      1994        1995       1996        1997

Liability
for Unpaid
Losses & LAE     $79,915    $83,873   $83,328    $87,262   $89,626   $94,531    $117,080  $137,936    $163,918   $187,212   $191,881

Liability Re-estimated as of:
-----------------------------

1 year later      89,495     79,857*   88,054*    79,291*   83,107*  106,007*   119,810*  144,123*    168,188*   184,204*
2 years later     87,088*    84,156*   84,112*    83,882*   85,203*  110,226*   136,905*  150,478*    174,532*
3 years later     92,783*    83,415*   88,843*    86,954*   89,697*  122,481*   148,475*  157,289*
4 years later     93,414*    87,017*   90,476*    91,670*  104,249*  136,894*   156,268*
5 years later     96,420*    89,180*   96,419*   106,458*  119,228*  143,703*
6 years later     99,029*    94,541*  111,122*   118,389*  125,233*
7 years later    104,150*   109,473*  119,976*   124,357*
8 years later    119,273*   117,301*  125,961*
9 years later    127,056*   123,248*
10 years later   132,955*
CUMULATIVE
(DEFICIENCY)
REDUNDANCY       (53,040)   (39,375)  (42,633)   (37,095)  (35,607)  (49,172)   (39,188)  (19,353)    (10,614)     3,008

CUMULATIVE AMOUNT OF LIABILITY PAID THROUGH:
--------------------------------------------

1 years later    $53,374    $45,460*  $52,144*   $49,983*  $48,399*  $63,922*   $65,901*  $71,654*    $93,449*   $104,001*
2 years later     63,779*    59,865*   64,778*    61,736*   60,540*   85,500*    92,249*   96,417*    120,580*
3 years later     72,704*    67,232*   71,287*    68,174*   68,190*  101,603*   107,401*  108,188*
4 years later     78,370*    71,444*   74,210*    73,273*   80,932*  112,557*   113,745*
5 years later     81,840*    73,394*   78,292*    84,642*   90,090*  115,797*
6 years later     83,604*    76,938*   89,410*    90,447*   92,212*
7 years later     86,856*    87,886*   91,789*    92,377*
8 years later     97,766*    89,234*   93,620*
9 years later     99,050*    90,995*
10 years later   100,756*

Gross Liability - end of year**                                                 $158,359  $187,999    $239,357   $267,944   $283,724
Reinsurance Recoverable                                                           41,279    50,063      75,439     80,732     93,869
                                                                                --------  --------    --------   --------   --------
Net Liability - end of year                                                     $117,080  $137,936    $163,918   $187,212   $189,855

Gross Re-estimated Liability                                                    $202,385  $206,672    $250,718   $258,185
Re-estimated Reinsurance Recoverable                                              46,117    49,383      76,186     73,981
                                                                                --------  --------    --------   --------
Net Re-estimated Liability                                                      $156,268  $157,289    $174,532   $184,204

Gross Cumulative (Deficiency) Redundancy                                         (44,026)  (18,673)    (11,361)     9,759

*Indicates amounts are net of collected salvage and subrogation to conform with the presentation of Schedule P in the 1997 Statutory Reports filed with the state regulatory authorities.
**Amounts do not include issued but unpresented claim drafts as of December 31; $1,546 (1992), $2,411 (1993), $1,322 (1994), $1,576 (1995), and $1,374 (1996).

         The table in the preceding page presents the development of balance sheet liabilities for 1987 through 1997. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The upper portion of the table shows the re-estimated amount of the previously recorded liability based on the experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

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

         The effect on income for the past three years of changes in estimates of the liabilities for losses and LAE is shown in Note 4 to the Consolidated Financial Statements on page 59 in Part II Item 8 of this report.

         For the Company, the financial guarantee line is represented by its credit bond insurance where litigation and certain related legal issues have historically served to complicate the reserving process. Effective with 1995 settlements, credit bond insurance is not expected to produce any future impact.

         The Company's loss reserve development reflects losses assumed from excess casualty reinsurance pools in which the Company discontinued participation effective on or prior to 1981. The business is long-tail in nature and losses continue to exceed both Company and industry expectations. Most of these losses result from asbestos-related and environmental pollution claims. The Company's exposure is primarily through participation in excess casualty pools. These pools typically involve high-layer coverages that are applicable only after primary insurance coverage and, in many cases, reinsurance coverages have been exhausted. The Company's experience can differ significantly from that of other insurers which wrote the primary coverages directly. The Company establishes loss reserves on known claims as recommended by the various pool managers, plus additional reserves to compensate for those claims that have not yet been reported.

         At the current time, it is not possible to determine the future development of asbestos and environmental claims due to a general absence of reliable predictive data and of a generally accepted actuarial methodology for these exposures, significant unresolved legal issues including coverage issues, policy definitions and evolving theories and arguments. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties is complex and uncertain. Our historical experience suggest, however, that although reinsurance pool losses will continue, they should not have a materially adverse effect on the Company's financial condition or cash flows. Losses from the Company's discontinued reinsurance pools were $6.6 and $8.3 million in 1997 and 1996, respectively. At December 31, 1997, the Company holds $34.8 million (gross) of reserves related to the reinsurance pools.

         No specific formula adjustment is made to the reserves in connection with anticipated inflation; however, most coverages relate to property settlements which occur relatively quickly. The Company establishes full reserves on all lines (net of anticipated salvage and subrogation) and does not employ discounting in its reserving process.

         The differences between the December 31, 1997 liability for losses and LAE reported in the accompanying consolidated financial statements in accordance with generally accepted accounting principles (GAAP) and that reported in the annual statement filed with state insurance departments in accordance with statutory accounting practices (SAP) are as follows:


           Liability reported on a SAP basis, net of intercompany
           elimination for reinsured claim liabilities with affiliated
           life and health companies                                                        $197,209,000

           Deduct estimated salvage and subrogation recoveries
           recorded on a cash basis for SAP purposes and on an
           accrual basis for GAAP purposes                                                    (2,538,000)
                                                                                            ------------

           Liability reported on a GAAP basis for the domestic Property and
           Casualty subsidiaries before unpresented claim drafts and
           translation of foreign branch operations                                          194,671,000

           Deduct unpresented claim drafts reported as other liabilities for SAP purposes, but reported as claim liabilities for GAAP purposes, and
           translation of foreign branch operations                                           (2,790,000)
                                                                                            ------------

           Liability reported on a GAAP basis - domestic Property
           and Casualty subsidiaries only                                                    191,881,000

           Add reserves of foreign subsidiaries not included in
           consolidated statutory liability                                                   13,306,000
                                                                                            ------------

           Liability reported on a GAAP basis (net)                                          205,187,000

           Add Reinsurance Recoverable for ceded unpaid losses
           (domestic of $91,103,000 and foreign of $45,208,000)                              136,311,000
                                                                                            ------------

           Liability reported on a GAAP basis (gross)                                       $341,498,000
                                                                                            ============

         Employees
         ---------

         As of December 31, 1997, the Company employed 2,943 people.

     d.    FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

           For financial information about foreign and domestic operations see
           Note 12 to the Consolidated Financial Statements on page 77 in Part II Item 8 of this report.

ITEM 2
------

     PROPERTIES
     ----------

     The headquarters building is located at 11222 Quail Roost Drive, Miami, Florida 33157, and is approximately 480,000 square feet in size. The building is used exclusively for general office use, except for a portion which functions as the Company's warehouse. Certain other properties are infrequently acquired through foreclosures of mortgage loans in which ABLAC has invested. ABLAC holds and operates such properties until sale can be effected.

ITEM 3
------

     LEGAL PROCEEDINGS
     -----------------

         Except as discussed in the following paragraphs, there are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.

         LITIGATION
         ----------

         Following is a description of material legal proceedings:

         Alabama and other litigation
         ----------------------------

         Certain of ABIG's subsidiaries, including the Company, are presently parties to a number of individual consumer and class action lawsuits pending in Alabama involving premium, rate, sales practices, marketing, disclosure and policy coverage issues. While a number of similar suits have been filed in other jurisdictions, the insurance and finance industries have been targeted in Alabama by plaintiffs' lawyers who enjoy a favorable judicial climate. The Company typically has been named as a co-defendant with one or several retailer or finance companies who have sold the Company's product to a consumer. Other insurers are also joined as co-defendants in some of the suits.

         Although the Alabama lawsuits and similar suits pending in Mississippi and other jurisdictions generally involve relatively small amounts of actual or compensatory damages, they typically assert claims requesting substantial punitive awards or purport to represent a large class of policyholders. The Company denies any wrongdoing in any of these suits and believes that it has not engaged in any conduct that would warrant an award of punitive damages or that the class allegations have merit. The Company has been advised by legal counsel that it has meritorious defenses to all claims being asserted against it.

         While no one case is necessarily significant in terms of financial risk to the Company, the judicial climate in Alabama is such that the outcome of these cases is extremely unpredictable. Moreover, class action lawsuits to which the Company is a party do not lend themselves to potential damage calculation. Without admitting any wrongdoing, the Company has settled a number of these suits, but there are still a significant number of cases pending, and it is expected that more suits alleging essentially the same causes of action are likely to continue to be filed during 1998. The Company intends to continue to defend itself vigorously against all such suits and believes, based on information currently available, that any liabilities that could result are not expected to have a material effect on the Company's financial position.

         Merger-Related Litigation
         -------------------------

         As described more fully in "Development of Business" on page 2 of this report, on December 22, 1997, the Company announced that it had entered into a merger agreement with AIG and on January 27, 1998, Cendant and Season commenced an unsolicited tender offer for 51% of the Company's shares. Six legal actions, have been brought against the Company and members of its board of directors growing out of the proposed merger with AIG and Cendant's tender offer.

         The Company and members of its board of directors deny all allegations unlawful conduct asserted in any of these actions and have been advised by counsel that they have meritorious defenses to each of them. The Company intends to continue to defend itself vigorously against these actions and believes, based on currently available information, that any liabilities that could result are not expected to have a material effect on the Company's financial position.

         CENDANT, ET AL. V. AMERICAN BANKERS, ET AL.

         On January 27, 1998, Cendant and Season filed a complaint against the Company, members of the Company's Board, AIG and AIGF in the United States District Court for the Southern District of Florida. The complaint alleged that the directors of the Company breached their fiduciary duties by agreeing to the merger contemplated by the Original Merger Agreement, the Original Stock Option Agreement, the 120 day so-called "No-Shop" provision, the 180-day non-termination provision, the $66 million termination fee, the Voting Agreement, and by exempting the merger contemplated by the Original Merger Agreement from the provisions of the Rights Agreement. The complaint further alleges that AIG and AIGF conspired with the members of the Company's Board in the breach of their fiduciary duties, and that AIG violated Section 13(d) of the Exchange Act, by failing to disclose in the Schedule 13D that it filed with the Commission on January 16, 1998 that AIG's Chairman and Chief Executive Officer was a "controlling person" of AIG. The complaint sought, among other things, preliminary and permanent injunctive relief enjoining implementation or effectuation of the Original Merger Agreement unless and until the conduct alleged to constitute the breaches of fiduciary duties is remedied.

         On March 23, 1998, Cendant and Season in connection with the Cendant Merger Agreement have agreed to dismiss with prejudice this action.

         GOODMAN V. AMERICAN BANKERS INSURANCE GROUP, INC., ET AL.

         On or about January 27, 1998, a putative class action complaint, on behalf of the Company' shareholders, was filed in the Circuit Court of the Eleventh Judicial District in and for Dade County Florida against the Company, the members of the Company's Board, and AIG (the

         "Goodman State Court Action"). The complaint in the Goodman State Court Action alleges that the directors of the Company breached their fiduciary duties by agreeing to the merger contemplated by the Original Merger Agreement, the Original Stock Option Agreement, the 120 day so-called "No-Shop" provision, the $66 million termination fee, the Voting Agreement, and by failing to maximize shareholder value. The complaint further alleges that the Company and AIG aided and abetted the directors of the Company in the breach of their fiduciary duties. The complaint seeks declaratory and injunction relief, as well as unspecified damages and attorneys' fees.

         On or about January 28, 1998, a putative class action complaint, on behalf of the Company shareholders, was filed in the United States District Court for the Southern District of Florida against the Company, the members of the Company's Board, and AIG (the "Goodman Federal Court Action"). The complaint in the Goodman Federal Court Action alleged that the directors of the Company breached their fiduciary duties by agreeing to the merger contemplated by the Original Merger Agreement, the Original Stock Option Agreement, the 120 day so-called "No-Shop" provision, the 180-day non-termination provision, the $66 million termination fee, and by exempting the merger contemplated by the Original Merger Agreement from the provisions of the Rights Agreement. The complaint further alleged that AIG aided and abetted the directors of the Company in the breach of their fiduciary duties, and that AIG violated Section 13(d) of the Exchange Act, by failing to disclose in the Schedule 13D that it filed with the Commission on January 16, 1998 that AIG's Chairman and Chief Executive Officer was a "controlling person" of AIG. The complaint sought declaratory and injunctive relief including an order requiring defendants to make corrective disclosure and enjoining the consummation of the merger, as well as unspecified damages and attorneys' fees.

         On February 17, 1998, the plaintiff in the Goodman Federal Court Action filed an amended complaint asserting all of the claims in the original complaint and new claims that the Company and AIG violated Sections 14(a) and 14(e) of the Exchange Act by making materially false and misleading statements in the Original Proxy Statement/Prospectus. The amended complaint seeks substantially the same relief as the original complaint.

         LOPATE V. LANDON, ET AL.

         On or about January 28, 1998, a putative class action complaint, on behalf of the Company shareholders, was filed in the United States District Court for the Southern District of Florida against the Company, the members of the board of directors of the Company (except Jack Kemp), AIG and AIGF. The complaint alleged that the Company's Board (except Jack Kemp) breached their fiduciary duties by agreeing to the merger contemplated by the Original Merger Agreement, the Original Stock Option Agreement, the 120 day so-called "No-Shop" provision, the $66 million termination fee, the Voting Agreement, and by failing to maximize shareholder value. The complaint further alleged that AIG, AIGF and the Company aided and abetted the directors of the Company in the breach of their fiduciary duties, and that AIG violated Section 13(d) of the Exchange Act, by failing to disclose in the Schedule 13D that it filed with the Commission on January 16, 1998 that AIG's Chairman and Chief Executive Officer was a "controlling person" of AIG. The complaint sought declaratory and injunctive relief including an order requiring defendants to make corrective disclosure, enjoining the consummation of the merger contemplated by the Original Merger Agreement, and voiding the Original Merger Agreement, as well as unspecified damages and attorneys' fees.

         On February 9, 1998, the plaintiffs filed an amended complaint asserting all of the claims in the original complaint and new claims that the Company and AIG violated Sections 14(a) and 14(e) of the Exchange Act by making materially false and misleading statements in the Original Proxy Statement/Prospectus. The amended complaint dropped the claim that AIG violated Section 13(d) of the Exchange Act. The amended complaint seeks substantially the same relief as the original complaint.

         BILDSTEIN V. AMERICAN BANKERS INSURANCE GROUP, INC., ET AL.

         On or about February 2, 1998, a putative class action complaint, on behalf of the Company shareholders, was filed in the United States District Court for the Southern District of Florida against the Company, the members of the Company's Board and AIG. The complaint alleged that the directors of the Company breached their fiduciary duties by agreeing to the merger contemplated by the Original Merger Agreement, the Original Stock Option Agreement, the 120 day so-called "No-Shop" provision, the 180-day non-termination provision, the $66 million termination fee, the Voting Agreement, and by exempting the merger contemplated by the original Merger Agreement from the provisions of the Rights Agreement. The complaint further alleges that AIG aided and abetted the directors of the Company in the breach of their fiduciary duties, and that AIG violated Section 13(d) of the Exchange Act, by failing to disclose in the Schedule 13D that it filed with the Commission on January 16, 1998 that AIG's Chairman and Chief Executive Officer was a "controlling person" of AIG. The complaint seeks declaratory and injunctive relief including an order requiring defendants to make corrective disclosure and enjoining the consummation of the merger contemplated by the Original Merger Agreement, as well as unspecified damages and attorneys' fees.

         COFFEE V. AMERICAN BANKERS INSURANCE GROUP, INC., ET AL.

         On or about February 9, 1998, a putative class action complaint, on behalf of the Company shareholders, was filed in the United States District Court for the Southern District of Florida against the Company, the members of the Company's Board and AIG. The complaint alleged that the directors of the Company breached their fiduciary duties by agreeing to the merger contemplated by the Original Merger Agreement, the Original Stock Option Agreement, the 120 day so-called "No-Shop" provision, the 180-day non-termination provision, the $66 million termination fee, the Voting Agreement, by exempting the merger contemplated by the Original Merger Agreement from the Rights Agreement, and by failing to maximize shareholder value. The complaint further alleges that AIG aided and abetted the directors of the Company in the breach of their fiduciary duties, and that AIG violated Section 13(d) of the Exchange Act, by failing to disclose in the Schedule 13D that it filed with the Commission on January 16, 1998 that AIG's Chairman and Chief Executive Officer was a "controlling person" of AIG. The complaint seeks declaratory and injunctive relief including an order requiring defendants to make corrective disclosure and enjoining the consummation of the merger contemplated by the Original Merger Agreement, as well as unspecified damages and attorneys' fees.

         SPECTOR V. LANDON, ET AL.

         On or about February 11, 1998, plaintiffs filed a complaint in the United States District Court for the Southern District of Florida against the Company, R. Kirk Landon, Gerald N. Gaston, AIG and AIGF. The complaint alleged that Mr. Landon and Mr. Gaston, aided and abetted by the Company, AIG and AIGF, breached their fiduciary duties by agreeing to the merger contemplated by the Original Merger Agreement, the Original Stock Option Agreement, the 120 day so-called "No-Shop" provision, the $66 million termination fee, the Voting Agreement, by exempting the merger contemplated by the Original Merger Agreement from the Rights Agreement, and by failing to maximize shareholder value. The complaint further alleges that the Company and AIG violated Sections 14(a) and 14(e) of the Exchange Act by making materially false and misleading statements in the Original Proxy Statement/Prospectus. The complaint seeks declaratory and injunctive relief including an order requiring defendants to make corrective disclosure, enjoining the consummation of the merger contemplated by the Original Merger Agreement and voiding the Original Merger Agreement, as well as unspecified damages and attorneys' fees.

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

ITEM 4
------

     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     ---------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

PART II
-------

ITEM 5
------

     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
     --------------------------------------------------------------------

     a.    MARKET FOR COMMON STOCK
           -----------------------

                      Common Share Prices and Dividend Data


                        FIRST           SECOND            THIRD         FOURTH
                      QUARTER          QUARTER          QUARTER        QUARTER
                      -------          -------          -------        -------

1997
----
High                  $29.63           $34.03           $38.31         $45.94
Low                    24.38            25.19            32.19          36.69
Dividend                0.10             0.11             0.11           0.11

1996
----
High                  $19.94           $22.13           $25.19         $26.19
Low                    16.63            16.25            19.75          22.88
Dividend                0.10             0.10             0.10           0.10

           Common share and dividend amounts for 1996 and the first and second quarters of 1997 have been restated to reflect the 2 for 1 stock split effective September 12, 1997.

           The last sale price per share of the Company's common stock on the last trading day of 1997, as reported by the New York Stock Exchange, was $45.94.

           Common Shares

           American Bankers Insurance Group, Inc. is traded under the New York Stock Exchange symbol ABI. The stock appears in the NYSE stock table. The above table presents the high and low prices for the stock under the abbreviation AmBkrsIns.

           The ending market price as of March 20, 1998 was $64.56.

     b.    APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS
           ---------------------------------------------

           At December 31, 1997, there were 1,865 registered shareholders.

     c.    DIVIDENDS PER SHARE OF COMMON STOCK
           -----------------------------------

           For information of the dividends paid per common share see the Table of data in Item 5 a. above.

           Prior to the closing of the pending merger with Cendant Corporation, the Company expects to continue its policy of paying regular cash dividends; however, future dividends are dependent on future earnings, capital requirements and financial condition. For more information regarding liquidity and capital resources see page 38 in
           Part II Item 7 of this report.

ITEM 6

     SELECTED FINANCIAL DATA
     -----------------------

  At December 31 (in thousands except book value per common share):

Major Balance Sheet Items                        1997           1996               1995           1994               1993
                                                 ----           ----               ----           ----               ----
Assets
------
Investments                                $2,163,100     $1,968,400         $1,688,400     $1,264,900         $1,110,900
Cash                                           23,300         30,400             23,300         89,500             39,800
Reinsurance receivable                        270,700        202,600            168,100        130,900            174,200
Deferred policy acquisition costs             458,300        388,000            310,900        229,600            198,800
Prepaid reinsurance premiums                  565,200        507,100            502,300        396,800            310,600
Other assets                                  301,900        373,000            294,700        320,800            326,200
--------------------------------------------------------------------------------------------------------------------------
Total assets                                3,782,500      3,469,500          2,987,700      2,432,500          2,160,500
--------------------------------------------------------------------------------------------------------------------------
Liabilities
-----------
Policy and claim liabilities                2,303,000      2,070,500          1,858,900      1,502,600          1,395,900
Notes payable                                 242,600        222,500            236,000        197,800            158,900
Deferred income taxes                          51,700         40,800             29,500                             5,000
Accrued expenses                              150,100        156,900            136,200         98,800             87,000
Other liabilities                             221,200        268,600            214,100        227,400            114,400
--------------------------------------------------------------------------------------------------------------------------
Total liabilities                           2,968,600      2,759,300          2,474,700      2,026,600          1,761,200
--------------------------------------------------------------------------------------------------------------------------
Stockholders' equity
--------------------
Preferred stock                               115,000        115,000
Common stock                                   41,800         20,500             20,400         20,200             20,100
Additional paid-in capital                    212,000        217,900            215,100        212,100            210,900
Net unrealized investment and
foreign exchange gains (losses)                12,100          7,400              7,300        (38,500)               400
Retained earnings                             449,400        359,400            282,700        225,400            183,000
Treasury stock at cost                         (8,100)        (1,400)            (2,500)        (1,600)              (400)
Unamortized restricted stock                   (6,200)        (4,400)            (3,600)        (3,200)            (4,100)
Collateralization of loan to
Leveraged Employee Stock
Ownership Plan                                 (2,100)        (4,200)            (6,400)        (8,500)           (10,600)
--------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                    813,900        710,200            513,000        405,900            399,300
--------------------------------------------------------------------------------------------------------------------------
Total liabilities and
stockholders' equity                       $3,782,500     $3,469,500         $2,987,700     $2,432,500         $2,160,500
--------------------------------------------------------------------------------------------------------------------------
Book value per common share                    $16.83         $14.56             $12.67         $10.08             $ 9.93
==========================================================================================================================

The book value per common share for years prior to 1997 has been restated to reflect the 2 for 1 stock split effective September 12, 1997.

For the Years ended December 31 (in thousands except per common share data):



Consolidated Statements of Income                  1997           1996           1995            1994         1993
                                                   ----           ----           ----            ----         ----
    Revenues
       Net premiums earned                   $1,453,800     $1,378,500     $1,240,700      $1,094,300     $882,000
       Net investment income                    134,100        121,200         99,400          74,400       70,400
       Realized investment gains                 10,400          7,800            700           2,700        5,400
       Gain on insurance settlement                                                                          5,400
       Other income                              23,100         21,500         20,100          15,400       10,100
---------------------------------------------------------------------------------------------------------------------
Total revenues                                1,621,400      1,529,000      1,360,900       1,186,800      973,300
---------------------------------------------------------------------------------------------------------------------
Benefits and expenses
    Benefits, claims, losses, and               532,600        523,000        463,100         437,900      349,800
    settlement expenses
    Commissions                                 614,200        571,800        526,500         437,700      358,000
    Operating expenses                          298,800        280,800        251,500         220,200      181,700
    Interest expense                             16,200         17,500         15,600          11,200        8,100
---------------------------------------------------------------------------------------------------------------------
Total benefits and expenses                   1,461,800      1,393,100      1,256,700       1,107,000      897,600
---------------------------------------------------------------------------------------------------------------------
Pre-tax income from operations                  159,600        135,900        104,200          79,800       75,700
---------------------------------------------------------------------------------------------------------------------
Income tax (expense) benefit
   Current                                      (37,300)       (28,900)       (25,200)        (14,800)     (24,400)
   Deferred                                      (7,400)       (12,500)        (6,700)         (8,500)       2,000
---------------------------------------------------------------------------------------------------------------------
Total tax expense                               (44,700)       (41,400)       (31,900)        (23,300)     (22,400)
---------------------------------------------------------------------------------------------------------------------
Net income before cumulative
effect of change in accounting                  114,900         94,500         72,300          56,500       53,300
Cumulative effect of change
in accounting for income taxes                                                                              (1,000)
--------------------------------------------------------------------------------------------------------------------
Net income                                      114,900        $94,500        $72,300         $56,500      $52,300
--------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA
Basic
       Net income before cumulative
       effect of change in accounting              2.60           2.24           1.78            1.40         1.46
       Cumulative effect of change in
       accounting for income taxes                                                                           (0.03)
--------------------------------------------------------------------------------------------------------------------
    Net income                                    $2.60          $2.24          $1.78           $1.40        $1.43
--------------------------------------------------------------------------------------------------------------------
Weighted average number of
shares outstanding                               41,433         40,697         40,556          40,344       36,524
Diluted
   Net income before cumulative
   effect of changein accouting                   $2.45           2.16           1.74            1.37         1.40
       Cumulative effect of change in
       accounting for income taxes                                                                           (0.03)
--------------------------------------------------------------------------------------------------------------------
    Net income                                    $2.45          $2.16          $1.74           $1.37        $1.37
--------------------------------------------------------------------------------------------------------------------
Weighted average number of
shares outstanding                               46,999         43,890         41,858          41,308       38,656

--------------------------------------------------------------------------------------------------------------------
Dividends per common share                        $0.43          $0.40          $0.38           $0.36        $0.34
====================================================================================================================

The per common share data for years prior to 1997 has been restated to reflect the 2 for 1 stock split effective September 12, 1997.

For the Years ended December 31 (in thousands):

                              Gross                 Gross Premiums         Ceded Premiums          Net Premiums
                        Collected Premiums              Earned                 Earned                 Earned
                       1997          1996          1997        1996        1997       1996       1997        1996
---------------------------------------------------------------------------------------------------------------------
Unemployment           $530,600       $489,400    $520,700    $460,100    $294,700  $195,000    $226,000    $265,100
Credit A&H              432,700        377,600     402,300     381,900     193,800   194,400     208,500     187,500
Credit Life             365,300        309,500     324,700     291,300     151,500   158,200     173,200     133,100
Credit Property         342,200        336,900     360,900     335,900     161,800   152,400     199,100     183,500
Extended Service
Contracts               209,900        203,900     156,900     110,800       6,700     8,400     150,200     102,400
Mobilehome
Physical Damage         138,400        132,200     136,900     136,700      41,300    40,700      95,600      96,000
Homeowners               83,500         93,700      93,800     100,900       1,500    39,000      92,300      61,900
Flood                    77,100         56,000      72,600      54,400      72,600    54,400           0           0
Mortgage A&H             75,600         66,600      74,200      63,700      14,000     6,600      60,200      57,100
Ordinary                 37,200         29,000      35,200      28,900       7,900     6,000      27,300      22,900
---------------------------------------------------------------------------------------------------------------------
Subtotal              2,292,500      2,094,800   2,178,200   1,964,600     945,800   855,100   1,232,400   1,109,500
---------------------------------------------------------------------------------------------------------------------
All Other               447,900        398,000     432,000     412,100     210,600   143,100     221,400     269,000
---------------------------------------------------------------------------------------------------------------------
Total                $2,740,400     $2,492,800  $2,610,200  $2,376,700  $1,156,400  $998,200  $1,453,800  $1,378,500
=====================================================================================================================



                                         FIVE-YEAR SELECTED FINANCIAL DATA

     At December 31:

                                                       1997          1996         1995         1994            1993
                                                       ----          ----         ----         ----            ----
    LIFE INSURANCE SUBSIDIARIES
    Statutory capital and surplus (in
    thousands)*                                     $250,900      $234,700     $188,900     $174,100        $175,900
    Ratio of statutory capital and surplus to
    liabilities                                         32.2%         33.2%        28.6%        32.2%           35.5%

    PROPERTY AND CASUALTY SUBSIDIARIES
    Statutory capital and surplus (in
    thousands)*                                     $416,300      $374,500     $271,500     $224,900        $215,900
    Ratio of net premiums written to statutory
    capital and surplus                                  2.1%          2.4%         3.1%         2.6%            2.3%
    Ratio of loss and loss expense reserves to
    statutory capital and surplus                       45.5%         50.8%        65.5%        58.2%           55.6%
    Combined loss and expense ratio
    statutory basis)                                    95.7%         96.8%        93.8%        96.0%           94.1%

   *See Note 8 to Consolidated Financial Statements.



   For the Years ended December 31:

 Operating Ratios                               1997           1996            1995             1994              1993
 ------------------------------------------------------------------------------------------------------------------------------
 As a percent of net premiums earned:
 Benefits, claims, losses, and
    settlement expenses                          36.6%          37.9%           37.3%            40.0%           39.7%
 Commissions                                     42.2           41.5            42.4             40.0            40.6
 Operating expenses as a percent of
    gross premiums earned                        11.4           11.8            12.5             13.1            13.6
 ------------------------------------------------------------------------------------------------------------------------------
 Net operating income* as a percent of
 gross premiums earned                            4.1            3.8             3.6              3.3             3.7
 Net operating income* as a percent of
 total revenues                                   6.7            5.9             5.3              4.6             5.0
 Net income as a percent of average
    assets (return on assets)                     3.2            2.9             2.7              2.5             3.4
 Net income as a percent of average
    common stockholders' equity
    (return on equity)                           16.6           16.5            15.7             14.1            15.7
 ------------------------------------------------------------------------------------------------------------------------------
 At December 31:
 Debt as a percent of total
    capitalization                               23.0           23.9            31.5             32.8            28.5
 Price/Earnings Ratio (diluted)                  18.8           11.9            11.2              8.8             9.4
 Price/Book Value Ratio                           2.7            1.8             1.5              1.2             1.3
 ------------------------------------------------------------------------------------------------------------------------------

*Excludes net realized investment gains and losses.



                 Gross Life Insurance in Force       Gross Collected Premiums
                    (in millions of dollars)          (in millions of dollars)

                 1997        $   53,694                    $     2,740
                 1996            48,704                          2,493
                 1995            42,708                          2,287
                 1994            32,129                          1,761
                 1993            30,848                          1,427

ITEM 7

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW

     Industry
     --------

     Property and casualty insurers experienced higher earnings in 1997 due to the relative absence of major catastrophes. Standard & Poor has reported that increased capacity and increased competition are forcing property and casualty insurers to cut prices, particularly in the commercial sector.

     The reinsurance market continued to experience significant consolidation in 1997. Despite the reduction in the number of large reinsurance companies, the cost of reinsurance coverage has been decreasing. This may be attributable in part to the relatively improved underwriting experience over the last two years, the expanded Bermuda market and the resurgence of Lloyd's of London.

     Litigation continues to be a major industry concern. In Alabama, and increasingly in other states, the insurance and finance industries have been targeted in litigation. The legal environment in Alabama has received national news coverage and the Alabama legislature is considering tort reform. Future changes in the current environment, if any, cannot be predicted.

     Recent Supreme Court and other regulatory rulings are expected to lead to increased marketing of insurance products by banks and other financial services firms. This may lead to increased competition; however, the Company does not expect to be significantly impacted since its major products do not include traditional life and property and casualty insurance products which banks may begin to market. Accordingly, this may result in additional products and services being sold through the Company's bank distribution channel. Congress has indicated that it may examine the issue of banking reform including state regulation of the insurance industry.

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

     American Bankers
     ----------------

     In 1997, net income increased 22% to $114.9 million from $94.5 million in 1996. Operating results benefited from continued strong growth in net investment income and in the Company's credit-related products. 1997 was impacted by the favorable results in the Company's property lines and a reduction of the operating losses in the United Kingdom insurance subsidiary. After-tax operating income before realized gains generated by the property and casualty segment was adversely impacted in 1996 by losses from Hurricanes Bertha, Fran and Hortense of approximately $6.0 million, net of tax. The Company's United Kingdom insurance subsidiary incurred additional operating losses in 1996 principally due to canceled product lines. The 1995 results included, on an after-tax basis, $.5 million in net investment gains and a $3.8 million charge on the settlement of the final portion of the credit bond litigation.

     Pre-tax operating income before realized gains by industry segment was as follows:

                                     (IN THOUSANDS)

                               Life
                               ----
                               1997              $    63,410
                               1996              $    58,838
                               1995              $    43,469

                               Property and Casualty
                               ---------------------
                               1997              $   101,772
                               1996              $    86,028
                               1995              $    83,971

     These segment results exclude interest and other corporate activity.

     REVENUES

     Total revenues increased 6.0% in 1997 over the prior year, primarily due to increases in net premiums earned of $75.3 million and investment income of $12.9 million. Gross collected premiums increased more than $248 million or approximately 10%, from $2.5 billion in 1996 to $2.7 billion in 1997. In 1997, property and casualty segment revenues increased by $69.0 million while the life segment revenues increased $27.2 million. A significant portion of the revenue growth resulted from the increase in net earned premiums in extended service contract and homeowners products for the property and casualty segment and Credit Life and Credit A&H for the life segment.

     The growth in gross collected premiums was primarily related to the following products:

                                                  (IN THOUSANDS)
                        Product                         1997                1996           Increase
                        -------                    -------------       -------------      -----------
           Credit Unemployment                     $     530,600       $     489,400      $    41,200
           Credit A&H                                    432,700             377,600           55,100
           Credit Life                                   365,300             309,500           55,800
           Credit Property                               342,200             336,900            5,300
                                                   -------------       -------------      -----------
           Total                                   $   1,670,800       $   1,513,400      $   157,400
                                                   =============       =============      ===========

     The Company expects long-term premium growth to continue. Actual growth in any one year may vary depending on the acquisition or loss of significant clients, business acquisitions and international expansion or other factors as described in the Safe Harbor Cautionary Statement.

     Gross collected premiums increased 9% in 1996 and 30% in 1995 (26% in 1995 excluding the $66 million block of business acquired). Net earned premiums increased 11% in 1996 and 13% in 1995.

     Total net premiums earned by industry segment were as follows:

                                    (in millions)
                                         1997              1996             1995
                                     -----------       -----------      -----------
           Life                      $     405.8       $     384.0      $     377.1
           Property and  Casualty        1,048.0             994.5            863.6
                                     -----------       -----------      -----------
           Total                     $   1,453.8       $   1,378.5      $   1,240.7
                                     ===========       ===========      ===========

     The cost of reinsurance to cover catastrophe losses decreased by $1.8 million to $7.5 million in 1997, from $9.3 million in 1996. The cost in 1995 was $9.5 million. The Company continually reviews its exposure to catastrophe losses.

     Investment income increased by 11% to $134.1 million in 1997 from $121.2 million in 1996. The increase is mainly due to the overall increase in invested assets of $194.7 million. The investment income increase in 1996 from 1995 was 22%. The Company's average fixed income investment yield was 6.9% in 1997, 6.8% in 1996 and 7.0% in 1995.

     CLAIMS AND COMMISSIONS

     Through our extensive use of adjustable commission arrangements based on claims experience, we have been able to generate business with stable underwriting results. The overall loss ratio for the Company was 36.6% in 1997 compared with 37.9% and 37.3% in 1996 and 1995, respectively. The commission expense ratios for the same periods were 42.2% in 1997, 41.5% in 1996 and 42.4% in 1995.

     The Company's experience in the property and casualty segment has been better than industry experience, as demonstrated by the following statutory combined ratios:

                                                   1997         1996      1995
                                                  ------       ------    ------
              Property & Casualty  Segment           96           97        94
              Industry                              102*         107     106.5

     *Insurance Information Institute

     In 1997, the Company did not experience significant catastrophic losses. In 1996, the Company incurred approximately $9.2 million in pre-tax losses related to Hurricanes Bertha, Fran and Hortense.

     Credit bond pre-tax losses and expenses amounted to $11.5 million in 1995, including reserves and partial litigation settlements of $5.8 million. In 1997 and 1996, the Company did not incur any significant expenses or losses associated with the remaining credit bond policies in force.

     The Company's 1997 reserve development, both foreign and domestic, was not significantly different from previously established reserves. The Company's loss reserve development includes losses assumed from excess casualty reinsurance pools in which the Company discontinued participation effective on or prior to 1981. The business is long-tail in nature and losses continue to exceed both Company and industry expectations. Most of these losses result from asbestos-related and environmental pollution claims. The Company's exposure is primarily through participation in excess casualty pools. These pools typically involve high-layer coverages that are applicable only after primary insurance coverage and, in many cases, reinsurance coverages have been exhausted. The Company's experience can differ significantly from that of other insurers which wrote the primary coverages directly. The Company establishes loss reserves on known claims as recommended by the various pool managers, plus additional reserves to compensate for those claims that have not yet been reported.

     At the current time, it is not possible to determine the future development of asbestos and environmental claims due to a general absence of reliable predictive data and of a generally accepted actuarial methodology for these exposures, significant unresolved legal issues including coverage issues, policy definitions and evolving theories and arguments. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties is complex and uncertain. Our historical experience suggests, however, that although reinsurance pool losses will continue, they should not have a materially adverse effect on the Company's financial condition or cash flows. Losses from the Company's discontinued reinsurance pools were $6.6, $8.3 and $7.3 million in 1997, 1996 and 1995, respectively. Reserve additions in 1997 have increased the survival ratio to 22 years from 14 in 1996.

     A few of the Company's products such as Mobilehome Physical Damage and Homeowners are affected by seasonal changes during the year, causing the profitability in those lines and for the Company to fluctuate throughout the year.

     OPERATING AND INTEREST EXPENSES

     Operating expenses (excluding interest expense) were $298.8 million in 1997, $280.8 million in 1996 and $251.5 million in 1995. The ratio of operating expenses to gross premiums earned in 1997 was 11.4%, showing continued improvement from 1996 of 11.8% and 1995 of 12.5%. The Company is in the process of replacing many of its legacy systems and is upgrading its systems to accommodate business for the year 2000. Costs relate to the new processing system being implemented for the property and casualty segment totaled $4.2 million in 1997, $6.3 million in 1996 and $4.9 million in 1995. Similar expense levels are expected to continue through 1998.

     Interest expense was $16.2 million, $17.5 million and $15.6 million in 1997, 1996 and 1995, respectively. The decrease in interest expense in 1997 is primarily due to lower debt levels during the year. The increase in interest expense from 1995 to 1996 was due primarily to elevated debt levels.

     TAXES

     The effective tax rate decreased to 28% in 1997 from 30.5% in 1996. This decrease is due in part to the increase in low income housing investments and a reduction of losses in the United Kingdom subsidiary. The Company continues its strategy to increase its investments of tax-exempt and tax-credit investments to minimize its income tax expense.

   FINANCIAL CONDITION

     Total assets increased 9% to $3.8 billion at December 31, 1997, from $3.5 billion at December 31, 1996. The increase is attributable to strong cash flows. Total assets increased 16% at December 31, 1996, from $3.0 billion at December 31, 1995. This increase resulted from strong cash flows and the investment of proceeds from the issuance of Series B Convertible Preferred Stock. Invested assets at December 31, 1997, 1996 and 1995, were $2.2 billion, $2.0 billion and $1.7 billion respectively. At December 31, 1997, investments in fixed maturities represented 84% of the total investment portfolio while short-term and other investments (principally invested cash and short-term bonds) represented another 9%. The Company does not hold significant investments in equity securities, mortgage loans or real estate.

     Liabilities were $3.0, $2.8 and $2.5 billion at December 31, 1997, 1996 and 1995, respectively. Liabilities associated with policies represent a major portion of total liabilities including $2.3 billion or 77.6% in 1997, $2.1 billion or 75.0% in 1996, and $1.9 billion or 75.1% in 1995.

     Notes payable were $242.6 million at December 31, 1997, $222.5 million at December 31, 1996, and $236.0 million at December 31, 1995. The Company's debt to capitalization ratio of 23.0% at December 31, 1997 is down from 23.9% and 31.5% at December 31, 1996 and 1995 respectively.

     During 1995 and 1994, the Company issued $50.0 million and $75.0 million of medium term notes respectively. The debt issuance proceeds were used to refinance outstanding debt and to support the Company's continued growth and expansion into new markets. In 1995, the Company replaced its short-term financing facility and borrowed $87 million, mainly used to pay off its former facility.

     Stockholders' equity increased by $408.0 million to $813.9 million at December 31, 1997, from $405.9 million at January 1, 1995. In August 1997, the Company declared a two-for-one split, effected in the form of a stock dividend, on the Company's common stock. The result of the stock split was that all common shareholders received one additional share for each share they held. In July 1996, the Company issued 2.3 million shares of preferred stock with a stated value of $50 per share that contributed net proceeds of $111.8 million to equity. The other primary sources of growth in stockholders' equity from January 1, 1995, to December 31, 1997, are accumulated earnings of $281.6 million reduced by $57.4 million in dividends paid on the Company's common and preferred shares. Under FASB Statement 115 - Accounting for Certain Investments in Debt and Equity Securities - certain investments in debt and equity securities are carried in the balance sheet at fair value. The difference between amortized cost and fair value of securities available-for-sale (unrealized gain or loss, net of tax) is included as a component of equity. Unrealized gains, net of taxes on the Company's fixed maturity portfolio were $15.2 million at December 31, 1997.

     In February 1996, the Board of Directors revoked the 1990 authority to repurchase Company stock and authorized a repurchase of up to one million shares of the Company's stock in the open market from time to time subject to certain conditions. At December 31, 1997, the Company held approximately 271,000 shares as treasury stock.

     LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, $2.2 billion or 57% of the Company's total assets were comprised of securities, short-term investments and cash. Securities are principally readily marketable and none are part of highly leveraged transactions. In the bond portfolio, 77% of bonds have maturities of under five years and 80% have a rating of "A" or better (80% and 83% respectively at December 31, 1996 and 1995). Unrealized gains on fixed maturity investments increased to $42.6 million at December 31, 1997, from $25.1 million at December 31, 1996.

     The Company's investment portfolio has been structured to match cash requirements. Liabilities representing current cash requirements including claim liabilities, accrued commissions and other liabilities totaled $922.3, $906.3 and $748.0 million, at December 31, 1997, 1996 and 1995 respectively. Other significant cash commitments in 1998 include shareholder dividends of approximately $26.6 million under the current capital structure.

     In connection with the execution of the Cendant Merger Agreement, the Company paid AIG a fee of $100 million for the termination of the AIG Merger Agreement and certain other related agreements. See Note 15 to the Consolidated Financial Statement on page 79 in Part II Item 8 of this report. The Company paid the fee using principally funds provided by its credit facility and internal funds. The Cendant Merger Agreement also requires the Company, under certain circumstances, to pay Cendant a fee of $94.9 million plus expenses, if the Merger is not consummated. If such payments were required, the Company expects to obtain such funds from available credit facilities and/or operating cash flows.

     Cash flows from operations of $194.4 million in 1997, $202.7 million in 1996, and $266.0 million in 1995 contributed to meet operating requirements, as well as anticipated debt service. Cash provided by operating activities in excess of these needs is used in investing activities.

     During 1996, the Company raised $115 million in a public offering of preferred stock. The net proceeds of $111.8 million were used primarily to support future growth and reduce debt. Excluding any significant business acquisitions, the Company expects to provide all its capital needs internally in 1998.

     Capital expenditures planned for 1998 are not expected to be significant compared to the Company's overall liquidity and cash flow. The Company completed the expansion of its headquarters in 1997. The Company incurred costs of approximately $6.3 million in 1997 and $2.9 million in 1996. The one million share stock buyback program is not expected to significantly impact the Company's liquidity or cash flow in any one financial reporting period. During 1997, the Company acquired 178,300 of its shares with a cost of $6.7 million.

     While the impact, if any, from the resolution of pending litigation cannot presently be identified, the Company does not expect any unfavorable outcome to have a material effect on liquidity or financial condition.

     In 1995, the Company executed a $250 million financing program with a group of banks, which features a bid loan and revolving line of credit facility to replace the $130 million financing program. In 1994, the Company registered $200 million of medium-term notes with maturities ranging from nine months to thirty years, with the Securities and Exchange Commission. In 1994 and 1995, the Company issued a $75 million fixed rate note and a $50 million floating rate note respectively. The interest rate on the floating rate note is determined quarterly, and interest under the short-term facility is determined at the time amounts are borrowed. Accordingly, interest rate changes may impact the Company's interest expense. Under these arrangements, approximately $213 million is available for short-term liquidity needs as of year end. Consummation of the merger as contemplated by the Cendant Merger Agreement will, unless consents or waivers are obtained from the group of banks under the credit facility, constitute an event of default and result in the termination of the credit facility. This event may impact the Company's liquidity if it is required to repay all outstanding loans and advances pursuant to the credit facility and the unavailability of further loans and advances under the credit facility.

     The Company does not commit a significant portion of its investment portfolio to equity securities, which were 6.5% of total invested assets at December 31, 1997; consequently, liquidity is not significantly affected by changes in the equity securities markets. The Company's preferred stock portfolio is exposed to market value fluctuations which result primarily, but not exclusively, from the sensitivity of the preferred stocks to interest rate changes. To mitigate the interest rate sensitivity of this portfolio, the Company has established a limited cross-hedging program utilizing U.S. Treasury futures and option contracts. Open positions at December 31, 1997 were not significant.

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

     YEAR 2000

     The Company is currently working to resolve the potential impact of the year 2000 on the processing of information by the Company's insurance systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than year 2000, which could result in miscalculations or system failures. The Company is strategically positioned to complete the system upgrades and compliance testing by December 31, 1998. Among the items included in our Year 2000 strategy are centralized planning, adoption of Internal Audits' guidelines for testing, coordination of detailed test plans and test lab for mainframe and distributed systems.

     Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

     The cost of achieving Year 2000 compliance is estimated to be $10 to $12 million over the cost of normal software upgrades and replacements and will be incurred through calendar year 1999.

     REGULATIONS

     ABIG's insurance subsidiaries, like other insurance companies, are subject to regulation and supervision in the jurisdictions in which they are authorized to engage in business. Such regulations vary from state to state, but generally relate to standards of solvency, pricing, licensing, investment restrictions, insurance policy forms approval, computation of reserves, assessments and financial reporting. The NAIC gave final approval to the Codification of Statutory Accounting Principles (SAP) at its March 1998 National meeting. The main goal of the codification is to standardize prescribed statutory accounting practices. The states will not be required to adopt the Codification as the basis of statutory accounting. Instead, the SAP will be the basis of practices permitted by the state of domicile and insurance departments. Accordingly, the effective date of the codification, if adapted, will be the date specified by the insurance department of each company's state of domicile, which can be as early as January 1, 1999.

     A substantial portion of the business written by the insurance subsidiaries is credit insurance. Most states have enacted laws which regulate credit insurance to a greater extent than they regulate other forms of insurance, including maximum premiums which may be charged and commissions which can be paid. As in the case of other types of insurance, state regulators, directly and through the NAIC, have begun a greater focus on the regulatory, licensing and disclosure issues related to market conduct of credit insurers, including the Company. A component rating approach which allows state regulators to take into account factors other than losses in determining the reasonableness of credit insurance rates was made part of the National Association of Insurance Commissioners (NAIC) Creditor-Placed Insurance Model Act that was adopted in 1996. Individual states which adopt the regulation are generally expected to adapt the model regulation to their perceived needs and to apply the regulation to business written in that state. Adoption of this Regulation is not expected to significantly affect the Company's operations.

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

     RESERVES

     Life insurance companies are required to establish and maintain policy liabilities and claim liabilities to meet their future obligations on life policies. The policy liabilities are amounts which will be sufficient to meet policy obligations at death, disability or maturity taking into account future premiums less expenses, interest, expected lapses and expected mortality. The claim liabilities are amounts of future unpaid benefits on all incurred claims, whether reported to the Company or not. Liabilities for losses and loss adjustment expenses for property and casualty insurance represent estimates of unpaid claims related to known losses and of claims which have been incurred but not reported. These liabilities are based upon past experience of ultimate claim settlements and of unreported losses and loss adjustment expenses. The length of time for which such costs must be estimated varies depending upon the coverage involved. Since actual claim costs are dependent upon such complex factors as inflation, changes in doctrines of legal liability and damage awards, the process used in computing reserves cannot be exact, particularly for liability coverages.

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

     SAFE HARBOR CAUTIONARY STATEMENT

     Except for historical information provided in this Annual Report, statements made throughout this document, including Management's Discussion and Analysis, are forward-looking and, as such, actual results could differ materially from those expected by the Company. The actual results of the Company may be affected by (i) adverse catastrophe experience in certain of the Company's property and casualty products, (ii) significant changes in interest rates, (iii) increased competition causing reduction in product margin or loss of a significant client, (iv) adverse loss development on property and casualty prior years' claims or the excess casualty reinsurance pools, (v) premium growth expectation not met because of the loss of any significant client, (vi) outcome of litigation and other state and federal regulatory issues, (vii) unresolved processing issues related to the Year 2000 compliance, and (viii) general economic conditions. In addition, the actual results of forward-looking statements are also subject to the specific factors which may be included with a particular forward-looking statement.

ITEM 8
------

     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     -------------------------------------------

AMERICAN BANKERS INSURANCE GROUP, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                          Page
                                                                          ----
Report of Independent Certified Public Accountants                          45
Consolidated Balance Sheets at
    December 31, 1997 and 1996                                              46
Consolidated Statements of Income for the
    years ended December 31, 1997, 1996, and 1995                           47
Consolidated Statements of Common Stock and
    Other Stockholders' Equity for the years ended
    December 31, 1997, 1996, and 1995                                       48
Consolidated Statements of Cash Flows for the years
    ended December 31, 1997, 1996, and 1995                                 49
Notes to Consolidated Financial Statements for the
    year ended December 31, 1997                                            50

SCHEDULES: *
I    Summary of Investments  -  Other Than Investments in Related
     Parties                                                                81
II   Condensed Financial Information of Registrant                       82-85
III  Supplementary Insurance Information                                    86
IV   Reinsurance                                                            87
VI   Supplemental Information Concerning Property - Casualty
     Insurance Operations                                                   88

* Note: All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Director and Stockholders of American Bankers Insurance Group, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American Bankers Insurance Group, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP

Miami, Florida
March 25, 1998

CONSOLIDATED BALANCE SHEETS
---------------------------

AT DECEMBER 31 (IN THOUSANDS EXCEPT PAR VALUE OF STOCK):
-------------------------------------------------------------------------------------------------------------------
                                                                                    1997                1996
-------------------------------------------------------------------------------------------------------------------
Assets
Investments
     Held-to-maturity securities, at amortized cost
     (fair value: $855,838 in 1997 and $864,307 in 1996)                        $     836,608      $     851,146
     Available-for-sale securities, at fair value
     (amortized cost: $950,416 in 1997 and $793,217 in 1996)                          973,790            805,124
     Trading securities at fair value (amortized cost: $8,867 in 1996)                                     9,038
     Equity securities, at approximate market value
     (cost: $125,345 in 1997 and $98,662 in 1996)                                     141,274            112,895
     Mortgage loans on real estate                                                      9,322             10,236
     Policy loans                                                                       9,315              8,290
     Short-term and other investments                                                 192,802            171,674
-------------------------------------------------------------------------------------------------------------------
 Total investments                                                                  2,163,111          1,968,403
-------------------------------------------------------------------------------------------------------------------

Cash                                                                                   23,265             30,434
Accounts receivable, net of allowance for doubtful accounts of
$4,290 in 1997 and $4,526 in 1996                                                     144,330            128,963
Reinsurance receivable                                                                270,692            202,626
Accrued investment income                                                              25,228             24,296
Deferred policy acquisition costs                                                     458,289            387,993
Prepaid reinsurance premiums                                                          565,162            507,077
Other assets                                                                          132,374            219,711
-------------------------------------------------------------------------------------------------------------------
 Total assets                                                                   $   3,782,451      $   3,469,503
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities                                                              $     311,181      $     291,756
Unearned premiums                                                                   1,436,034          1,291,142
Claim liabilities                                                                     555,797            487,596
-------------------------------------------------------------------------------------------------------------------
                                                                                    2,303,012          2,070,494
-------------------------------------------------------------------------------------------------------------------
Other policyholders' funds                                                              4,786              6,795
Notes payable                                                                         242,592            222,490
Deferred income taxes                                                                  51,666             40,795
Accrued commissions and other expenses                                                150,147            156,896
Other liabilities                                                                     216,379            261,826
-------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                              2,968,582          2,759,296
-------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 11)
-------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
     Preferred stock: authorized 10,000 shares
         $3.125 Series B Cumulative Convertible Preferred Stock
         (stated at liquidation preference of $50 per share),
         issued and outstanding 2,300 shares                                          115,000            115,000
     Common stock of $1 par value. Authorized 100,000 shares;
         issued and outstanding 41,806 shares in 1997 and 20,530 shares in 1996        41,806             20,530
     Additional paid-in capital                                                       212,010            217,939
     Net unrealized investment and foreign exchange gains                              12,096              7,437
     Retained earnings                                                                449,444            359,359
     Treasury stock at cost - 271 shares in 1997 and 93 shares in 1996                 (8,110)            (1,426)
     Unamortized restricted stock                                                      (6,252)            (4,382)
     Collateralization of loan to Leveraged Employee Stock Ownership Plan              (2,125)            (4,250)
-------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                   813,869            710,207
-------------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                             $   3,782,451      $   3,469,503
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

FOR THE YEARS ENDED DECEMBER 31 (IN THOUSANDS EXCEPT PER COMMON SHARE DATA):

-------------------------------------------------------------------------------------------------------------------
                                                                   1997               1996              1995
-------------------------------------------------------------------------------------------------------------------
GROSS COLLECTED PREMIUMS                                    $  2,740,363        $  2,492,828       $  2,286,573
-------------------------------------------------------------------------------------------------------------------
PREMIUMS AND OTHER REVENUES
     Net premiums earned                                    $  1,453,783        $  1,378,485       $  1,240,713
     Net investment income                                       134,115             121,200             99,400
     Realized investment gains                                    10,394               7,812                721
     Other income                                                 23,090              21,538             20,014
-------------------------------------------------------------------------------------------------------------------
         Total revenues                                        1,621,382           1,529,035          1,360,848
-------------------------------------------------------------------------------------------------------------------
Benefits and expenses
     Benefits, claims, losses, and settlement expenses           532,607             523,024            463,130
     Commissions                                                 614,117             571,768            526,425
     Operating expenses                                          298,819             280,768            251,519
     Interest expense                                             16,244              17,530             15,579
-------------------------------------------------------------------------------------------------------------------
         Total benefits and expenses                           1,461,787           1,393,090          1,256,653
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                                       159,595             135,945            104,195
-------------------------------------------------------------------------------------------------------------------
Income tax expense
     Current                                                     (37,367)            (28,921)           (25,205)
     Deferred                                                     (7,365)            (12,521)            (6,730)
-------------------------------------------------------------------------------------------------------------------
Total income tax expense                                         (44,732)            (41,442)           (31,935)
-------------------------------------------------------------------------------------------------------------------
         NET INCOME                                         $    114,863        $     94,503       $     72,260
-------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA
     Basic:
         NET INCOME                                         $       2.60        $       2.24       $       1.78
-------------------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding                     41,433              40,697             40,556
-------------------------------------------------------------------------------------------------------------------
     Diluted:
         NET INCOME                                         $       2.45        $       2.16       $       1.74
-------------------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding                     46,999              43,890             41,858
-------------------------------------------------------------------------------------------------------------------

Per share data has been restated due to stock split. See accompanying notes to consolidated financial statements.

     CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
     ----------------------------------------------------------------------

FOR THE YEARS ENDED DECEMBER 31 (IN THOUSANDS EXCEPT PER COMMON SHARE DATA):

-------------------------------------------------------------------------------------------------------------------
                                                                   1997               1996              1995
-------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK:
     Balance at beginning of year                           $    115,000
     Proceeds from sale of stock                                                $    115,000
     Balance at end of year                                 $    115,000             115,000
-------------------------------------------------------------------------------------------------------------------
COMMON STOCK:
     Balance at beginning of year                           $     20,530        $     20,384       $     20,244
     Exercise/forfeitures of options                                 495                 146                140
     Stock split                                                  20,781
     Balance at end of year                                 $     41,806        $     20,530       $     20,384
-------------------------------------------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL:
     Balance at beginning of year                           $    217,939        $    215,121       $    212,139
     Exercise/forfeitures of options and related tax expense      14,852              5,479               2,982
     Issuance of treasury stock                                                          658
     Expenses related to issuance of stock                                            (3,319)
     Stock split                                                 (20,781)
     Balance at end of year                                 $    212,010        $    217,939       $    215,121
-------------------------------------------------------------------------------------------------------------------
NET UNREALIZED INVESTMENT AND FOREIGN EXCHANGE GAINS (LOSSES):
     Balance at beginning of year                           $      7,437        $      7,255       $    (38,554)
     Change in net unrealized investment gains (losses)           13,161              (4,013)            71,310
     Taxes on net unrealized investments gains (losses)           (4,052)              1,215            (23,628)
     Equity adjustment from foreign currency translation          (4,450)              2,980             (1,873)
     Balance at end of year                                 $     12,096        $      7,437       $      7,255
-------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS:
     Balance at beginning of year                           $    359,359        $    282,748       $    225,374
     Net income                                                  114,863              94,503             72,260
     Cash dividends ($.43, $.40 and $.38 per share), net
     of tax benefit on unallocated LESOP shares                  (24,778)            (17,892)           (14,886)
     Balance at end of year                                 $    449,444        $    359,359       $    282,748
-------------------------------------------------------------------------------------------------------------------
TREASURY STOCK:
     Balance at beginning of year                           $     (1,426)       $     (2,516)      $     (1,623)
     Purchase of treasury stock                                   (6,684)               (175)              (893)
     Issuance of treasury stock                                                        1,265
     Balance at end of year                                 $     (8,110)       $     (1,426)      $     (2,516)
-------------------------------------------------------------------------------------------------------------------
UNAMORTIZED RESTRICTED STOCK:
     Balance at beginning of year                           $     (4,382)       $     (3,620)      $     (3,205)
     Exercise/forfeitures of options                              (4,150)             (2,306)            (1,822)
     Amortization expense                                          2,280               1,544              1,407
     Balance at end of year                                 $     (6,252)       $     (4,382)      $     (3,620)
-------------------------------------------------------------------------------------------------------------------
COLLATERALIZATION OF LOAN TO LESOP:
     Balance at beginning of year                           $     (4,250)       $     (6,375)      $     (8,500)
     Reduction of LESOP loan                                       2,125               2,125              2,125
     Balance at end of year                                 $     (2,125)       $     (4,250)      $     (6,375)
-------------------------------------------------------------------------------------------------------------------

Per share data has been restated due to stock split. See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

For the Years ended December 31 (in thousands):

-------------------------------------------------------------------------------------------------------------------
                                                                   1997               1996              1995
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                  $    114,863        $     94,503       $     72,260
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Increase in policy liabilities, unearned premiums and
     claim liabilities (net of reinsurance)                      132,285             172,195            213,544
     Change in other assets and other liabilities                 15,260             (15,174)            43,818
     (Increase) decrease in accounts receivable                  (15,367)              2,007            (25,414)
     Increase in accrued investment income                          (932)             (3,353)            (4,881)
     (Decrease) increase in accrued commission and expenses       (6,749)             20,722             37,355
     Decrease in other policyholders' funds                       (2,009)               (318)            (6,108)
     Increase in policy loans                                     (1,025)               (471)              (978)
     Amortization of deferred policy acquisition costs           590,117             497,855            449,749
     Amortization of cost of insurance acquired                    1,509               1,899              2,447
     Policy acquisition costs deferred                          (660,414)           (574,969)          (531,048)
     Provision for amortization and depreciation                  12,783               9,150             11,873
     Deferred income taxes                                         7,365              12,521              6,730
     Net gain on sale of investments                             (10,394)             (7,812)              (721)
     Compensation and tax effect on stock option shares            8,479               2,837              1,407
     Net cash flow from purchases and sales of trading securities  8,660              (8,852)            (4,019)
-------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                   194,431             202,740            266,014
-------------------------------------------------------------------------------------------------------------------
Investing activities:
     Purchase of investments
         Held-to-maturity securities                             (92,703)           (351,992)          (159,185)
         Available-for-sale securities                        (1,287,688)           (844,994)          (346,237)
         Mortgage loans                                                                                    (263)
         Real estate                                                                                       (563)
     Proceeds from sale of investments
         Available-for-sale securities                         1,038,856             223,292             94,267
         Mortgage loans                                              870               1,200              2,654
         Real estate                                                 297               1,473                 87
     Proceeds from maturities of investments
         Held-to-maturity securities                             106,247              95,100             71,395
         Available-for-sale securities                            79,494             608,029             27,244
     Increase in short-term investments                          (26,791)             (1,447)           (38,345)
     Transactions related to capital assets
         Capital expenditures                                    (14,902)            (10,946)            (9,770)
         Sales of capital assets                                     290                 509                302
-------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                      (196,030)           (279,776)          (358,414)
-------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Proceeds from issuance of notes payable                           31,427             138,147            131,000
Repayment of notes payable                                        (9,200)           (149,513)           (90,683)
Dividends paid to shareholders                                   (24,761)            (17,951)           (14,824)
Proceeds from sale of stock                                        4,004             113,679              1,248
Purchase of treasury stock                                        (6,684)               (175)              (893)
-------------------------------------------------------------------------------------------------------------------
     Net cash (used) provided by financing activities             (5,214)             84,187             25,848
-------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                             (356)                 26                273
-------------------------------------------------------------------------------------------------------------------
         Net change in cash                                       (7,169)              7,177            (66,279)
         Cash at beginning of year                                30,434              23,257             89,536
-------------------------------------------------------------------------------------------------------------------
         Cash at end of year                                $     23,265        $     30,434       $     23,257
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles which vary in certain respects from reporting practices prescribed or permitted by state insurance departments and include the following significant accounting policies:

     (a) Consolidation Policy

         The accompanying consolidated financial statements include the accounts of American Bankers Insurance Group, Inc. (ABIG) and its subsidiaries (the Company):

          *    American Bankers Insurance Company of Florida (ABIC)
          *    American Bankers Life Assurance Company of Florida (ABLAC)
          *    American Reliable Insurance Company (ARIC)
          *    Bankers American Life Assurance Company (BALAC)
          *    Bankers Insurance Group (BIG)
          *    Caribbean American Life Assurance Company (CALAC)
          *    Caribbean American Property Insurance Company (CAPIC)
          *    Federal Warranty Service Corporation (FWSC)
          *    Voyager Insurance Companies

         All significant intercompany transactions and accounts have been eliminated in consolidation.

     (b) Investments

         Under FASB Statement 115, investments in debt and equity securities are classified as either held-to-maturity, available-for-sale or trading. Investments in debt securities are classified as held-to-maturity and measured at amortized cost if the Company has the positive intent and ability to hold these securities to maturity. Investments in debt securities not classified as held-to-maturity and equity securities with readily determinable fair values are classified as either available-for-sale or trading securities and measured at fair value. Securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value with subsequent changes in value reflected as unrealized investment gains and losses in the Consolidated Statements of Income. Investments not classified as either trading securities or held-to-maturity securities are classified as available-for-sale securities and reported at fair value with subsequent changes in value reflected as unrealized investment gains and losses in the Consolidated Statements of Common Stock and Other Stockholders' Equity.

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

     (d) Policy Acquisition Costs

         For life business, the costs of acquiring new business (principally commissions and certain variable underwriting, agency and policy issue expenses) are deferred and amortized over the term of the contracts as follows:

         * Acquisition costs relating to ordinary life contracts are amortized over the estimated term of the contracts in proportion to the ratio of the annual premium revenue to total premium revenue expected. Acquisition costs for universal life and annuities are amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges and investment, mortality, and expense margins. The assumptions used for the estimates are consistent with those used in computing the policy liabilities.

         * Acquisition costs relating to credit life and accident and health insurance are amortized over the term of the contracts in relation to premiums earned.

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

     (h) Property And Equipment

         Depreciation of property and equipment is provided primarily on the accelerated method. Buildings are depreciated on the straight line method.

         Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $10,091,000 $9,278,000 and $8,607,000, respectively and is a component of operating expenses. Estimated useful lives range from 10 to 40 years for buildings and 3 to 10 years for furniture and equipment.

     (i) Earnings Per Common Share

         In February 1997, the Financial Accounting Standards Board issued FASB Statement 128 Earnings per Share, which specifies the computation, presentation and disclosure requirements for earnings per share (EPS). It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution. It is based on income available to common shareholders and the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company adopted FASB Statement 128 as of the fourth quarter of 1997 and has restated all previously reported per share amounts to conform to the new presentation.

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

     (l) Fair Values Of Financial Instruments

         The Company has used the following methods and assumptions in estimating its fair value disclosures:

         * Investment securities: Fair values for fixed maturity securities are based on quoted market prices when available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments or values obtained from independent pricing services. The fair values for equity securities are based on quoted market prices.

         * Mortgage loans and policy loans: The fair values for mortgage loans are estimated using discounted cash-flow analysis, using interest rates currently being offered for loans with similar terms. The carrying amounts for policy loans approximate their fair values at the reporting date.

         * Cash and short-term investments: The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

         * Trade receivables and payables: The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

         * Notes payable: The carrying amount of the Company's short-term financing program approximates its fair value. Fair values for the Company's medium-term notes are based on a discounted cash-flow calculation using the Company's current borrowing rate for similar debts.

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

     (o) Reclassifications

         Certain items in the 1996 and prior financial statements have been reclassified to conform with the 1997 presentation.

     (p) Estimates

         Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts. Certain significant estimates, including those used in determining property and casualty loss reserves, life insurance policy liabilities, deferred acquisition costs, valuation allowances for investment assets and unrecoverable reinsurance are discussed throughout the notes to consolidated financial statements.

(3)  INVESTMENTS AND FAIR VALUES
     INVESTMENTS

     Previously, the Company would periodically purchase securities for trading purposes generally not to exceed $20,000,000. The Company no longer engages in this activity, and there were no securities in the trading portfolio at December 31, 1997. At December 31, 1996, the Company held trading securities with a fair value of $9,038,000 (amortized cost $8,867,000) resulting in an unrealized gain of $171,000 which was included in operating results.

     At December 31, 1997 and 1996, the fair value, amortized cost, and gross unrealized gains and losses of investments in held-to-maturity and available-for-sale securities consisted of the following:

-------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1997 (IN THOUSANDS)                              FAIR          AMORTIZED       GROSS UNREALIZED
HELD-TO-MATURITY                                              VALUE           COST         GAINS       LOSSES
-------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of U.S.
     Government corporations and agencies                 $   141,447    $   139,181    $   2,593    $     (327)
Obligations of states and political subdivisions              100,748         98,636        2,204           (92)
Debt securities issued by foreign governments                  26,326         25,794          696          (164)
Corporate securities                                          564,444        550,124       15,347        (1,027)
Other debt securities                                          22,873         22,873
-------------------------------------------------------------------------------------------------------------------
     TOTAL                                                $   855,838    $   836,608    $  20,840    $   (1,610)
-------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE
U.S. Treasury securities and obligations of U.S.
     Government corporations and agencies                 $    26,143    $    25,927    $     246    $      (30)
Obligations of states and political subdivisions               30,610         29,463        1,194           (47)
Debt securities issued by foreign governments                  19,292         17,176        2,197           (81)
Corporate securities                                          232,307        226,757        6,545          (995)
Other debt securities                                             886            882            4
-------------------------------------------------------------------------------------------------------------------
     Subtotal                                                 309,238        300,205       10,186        (1,153)
Collateralized mortgage obligations                           664,552        650,211       14,545          (204)
-------------------------------------------------------------------------------------------------------------------
     TOTAL                                                $   973,790    $   950,416    $  24,731    $   (1,357)
-------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1996 (IN THOUSANDS)                              FAIR          AMORTIZED      GROSS UNREALIZED
HELD-TO-MATURITY                                              VALUE           COST         GAINS       LOSSES
-------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of U.S.
     Government corporations and agencies                 $   180,212    $   178,900    $   2,157    $     (845)
Obligations of states and political subdivisions              119,427        117,953        1,736          (262)
Debt securities issued by foreign governments                  31,416         29,502        1,969           (55)
Corporate securities                                          506,196        497,735        9,946        (1,485)
Other debt securities                                          27,056         27,056
-------------------------------------------------------------------------------------------------------------------
     TOTAL                                                $   864,307    $   851,146    $  15,808    $   (2,647)
-------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE
U.S. Treasury securities and obligations of U.S.
  Government corporations and agencies                    $    43,456    $    44,256                 $     (800)
Obligations of states and political subdivisions               19,597         19,326    $     497          (226)
Debt securities issued by foreign governments                  37,638         34,537        3,182           (81)
Corporate securities                                          136,629        133,807        3,743          (921)
Other debt securities                                           5,855          5,976           64          (185)
-------------------------------------------------------------------------------------------------------------------
     Subtotal                                                 243,175        237,902        7,486        (2,213)
Collateralized mortgage obligations                           561,949        555,315        8,476        (1,842)
-------------------------------------------------------------------------------------------------------------------
     TOTAL                                                $   805,124    $   793,217    $  15,962    $   (4,055)
-------------------------------------------------------------------------------------------------------------------

     At December 31, 1997 and 1996, fixed maturities with an amortized cost of $187,493,000 and $140,090,000 respectively were on deposit with insurance regulatory authorities to meet statutory requirements. In addition, fixed maturities with an amortized cost of $24,098,000 and $37,467,000 were being held in trust under reinsurance agreements at December 31, 1997 and 1996, respectively. The approximate market value and amortized cost of fixed maturity investments at December 31, 1997, are shown below by contractual or expected maturity periods. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

-------------------------------------------------------------------------------------------------------------------
                                                                  HELD-TO-MATURITY           AVAILABLE-FOR-SALE
                                                              -----------------------      -----------------------
                                                              FAIR          AMORTIZED      FAIR         AMORTIZED
(IN THOUSANDS):                                               VALUE           COST         VALUE          COST
-------------------------------------------------------------------------------------------------------------------
Due in one year or less                                   $   130,606    $   130,479   $   17,861    $    18,181
Due after one year through five years                         589,901        574,879      137,545        135,228
Due after five years through ten years                        101,049         98,203      124,211        120,243
Due after ten years                                            34,282         33,047       29,621         26,553
-------------------------------------------------------------------------------------------------------------------
Subtotal                                                      855,838        836,608      309,238        300,205
Collateralized mortgage obligations                                                       664,552        650,211
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                              $   855,838    $   836,608   $  973,790    $   950,416
-------------------------------------------------------------------------------------------------------------------

Foreign exchange gains and losses due to the translation of foreign currency are combined with net unrealized investment gains and losses in the Stockholders' Equity section of the Balance Sheet. Following is a reconciliation of the "Net unrealized investment and foreign exchange gains (losses)" account:

-------------------------------------------------------------------------------------------------------------------
                                                           CHANGE                      CHANGE
DECEMBER 31 (IN THOUSANDS):                    1997       FOR 1997            1996     FOR 1996           1995
-------------------------------------------------------------------------------------------------------------------
Fixed Maturities Available-for-Sale:
     Gross unrealized gains               $   24,731      $    8,769     $   15,962    $  (4,223)    $   20,185
     Gross unrealized losses                  (1,357)          2,698         (4,055)         393         (4,448)
Equity Securities:
     Gross unrealized gains                   21,507           3,323         18,184          420         17,764
     Gross unrealized losses                  (5,578)         (1,627)        (3,951)        (603)        (3,348)
-------------------------------------------------------------------------------------------------------------------
     Subtotal                                 39,303          13,163         26,140       (4,013)        30,153
     Taxes                                   (13,066)         (4,051)        (9,015)       1,215        (10,230)
     Foreign Exchange Translation            (14,141)         (4,453)        (9,688)       2,980        (12,668)
-------------------------------------------------------------------------------------------------------------------
         TOTAL                            $   12,096      $    4,659     $    7,437    $     182     $    7,255
-------------------------------------------------------------------------------------------------------------------

     Investments by the Company in investment grade corporate debt securities may be affected by a rating decline subsequent to acquisition. However, the percentage of the portfolio affected by such developments is generally not significant due to the diversification of the aggregate portfolio.

     The Company has no significant investment concentration of credit risk by issuer, industry or geographic region.

An analysis of net realized gains and losses applicable to investments is as follows:

-------------------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31 (IN THOUSANDS):                          1997             1996             1995
-------------------------------------------------------------------------------------------------------------------
Fixed Maturities Held-to-Maturity:
     Gross realized gains                                                                            $        2
     Gross realized losses                                                            $     (118)          (168)
Fixed Maturities Available-for-Sale:
     Gross realized gains                                              $    6,776          2,240            712
     Gross realized losses                                                 (3,708)        (1,652)          (266)
Fixed Maturities Trading:
     Gross realized gains                                                     241                           218
     Gross realized losses                                                   (622)                         (282)
Equity Securities:
     Gross realized gains                                                  16,922         14,353          6,734
     Gross realized losses                                                 (8,016)        (6,028)        (1,653)
Other Invested Assets:
     Gross realized gains                                                   1,122          1,160          1,285
     Gross realized losses                                                 (2,321)        (2,143)        (5,861)
-------------------------------------------------------------------------------------------------------------------
TOTAL                                                                  $   10,394     $    7,812     $      721
-------------------------------------------------------------------------------------------------------------------

The components of investment income are as follows:

-------------------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31 (IN THOUSANDS):                          1997             1996             1995
-------------------------------------------------------------------------------------------------------------------
Interest on fixed maturities                                           $  119,127     $  103,539     $   83,724
Dividends on preferred stocks                                               2,774          3,100          3,169
Dividends on common stocks                                                  2,475          5,720          1,509
Interest on mortgage loans                                                  1,131          1,072          1,228
Interest on policy loans                                                      571            499            475
Short-term and other investment income                                     13,270         12,180         14,777
-------------------------------------------------------------------------------------------------------------------
Total                                                                     139,348        126,110        104,882
Less: Investment expenses                                                  (5,233)        (4,910)        (5,482)
-------------------------------------------------------------------------------------------------------------------
Net investment income                                                  $  134,115     $  121,200     $   99,400
-------------------------------------------------------------------------------------------------------------------

FAIR VALUES The fair value of the Company's financial instruments other than investments and those where fair values approximate carrying value (See Note 2(l)) are as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                     1997                        1996
AT DECEMBER 31                                                FAIR          CARRYING       FAIR         CARRYING
(IN THOUSANDS):                                               VALUE          AMOUNT        VALUE         AMOUNT
-------------------------------------------------------------------------------------------------------------------
Mortgage Loans                                            $     9,700    $     9,300    $  10,600    $    10,200
Notes Payable                                             $   244,800    $   242,600    $ 221,300    $   222,500
-------------------------------------------------------------------------------------------------------------------

(4) POLICY LIABILITIES, UNEARNED PREMIUMS AND LIABILITIES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

     The composition of the liability at December 31, 1997 and 1996, and related significant assumptions used are as follows:

-------------------------------------------------------------------------------------------------------------------
                                      LIFE                    AMOUNT OF              BASES OF ASSUMPTIONS (B)
                                    INSURANCE               FUTURE POLICY
                                  IN FORCE (A)              BENEFITS (A)         INTEREST RATES
LINE OF BUSINESS                  (IN MILLIONS)            (IN THOUSANDS)          AND METHODS        MORTALITY
                                1997        1996          1997         1996
-------------------------------------------------------------------------------------------------------------------
LIFE:
Ordinary                     $     381    $     288    $  30,109     $ 30,309   Rates range from   110% 55-60
                                                                                8% graded to 4%    Select and
                                                                                for most recent    Ultimate
                                                                                issues and 4%
                                                                                graded to 3% for
                                                                                earliest issues.
Annuity
     Fixed Premium                                         9,759       10,967   Same as above.     Same as above.
     Flexible Premium                                     31,544       34,766   Full Account Value
     Single and Other
     Paid Up                                              17,132       18,475   Full Account Value

Credit                          23,540       15,819      152,021      113,638   Unearned premiums
                                                                                based principally
                                                                                on the "Rule of 78's"
                                                                                method.

Group                            5,190       10,335        1,172        1,304   7 1/2% Net Level
                                                                                130% 60 CSG

Universal Life                   3,709        3,094      133,648      105,210   Full Account Value

All Other                          600          898        6,366        6,696   2.5%-6%            Various
                                                                                Net Level

ACCIDENT AND HEALTH:
     Group                                                14,292       10,397   Unearned premiums
                                                                                based on the
                                                                                pro rata method.

     Credit                                              115,336      104,604   Unearned premiums
                                                                                based on the
                                                                                average of the
                                                                                pro rata and "Rule
                                                                                of 78's" methods.

     Individual                                           47,392       49,252   3%                 105%
                                                                                                   1959 ADB
                                                                                                   Table

PROPERTY:                                                585,636      552,141   Unearned premiums
                                                                                based principally on the
                                                                                pro rata method.
-------------------------------------------------------------------------------------------------------------------
     Totals - Net               33,420       30,434    1,144,407    1,037,759
     Reinsurance Ceded          20,274       18,270      602,808      545,139
     Totals - Gross          $  53,694    $  48,704  $ 1,747,215  $ 1,582,898
-------------------------------------------------------------------------------------------------------------------

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

The Company's loss reserve development includes losses assumed from excess casualty reinsurance pools in which the Company discontinued participation effective on or prior to 1981. The business is long-tail in nature and losses continue to exceed both Company and industry expectations. Most of these losses result from asbestos-related and environmental pollution claims. The Company's exposure is primarily through participation in excess casualty pools. These pools typically involve high-layer coverages that are applicable only after primary insurance coverage and, in many cases, reinsurance coverages have been exhausted. The Company's experience can differ significantly from that of other insurers which wrote the primary coverages directly. The Company establishes loss reserves on known claims as recommended by the various pool managers, plus additional reserves to compensate for those claims that have not yet been reported.

At the current time, it is not possible to determine the future development of asbestos and environmental claims due to a general absence of reliable predictive data and of a generally accepted actuarial methodology for these exposures, significant unresolved legal issues including coverage issues, policy definitions and evolving theories and arguments. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties is complex and uncertain. Our historical experience suggests, however, that although reinsurance pool losses will continue, they should not have a materially adverse effect on the Company's financial condition or cash flows. Losses from the Company's discontinued reinsurance pools were $6.6, $8.3 and $7.3 million in 1997, 1996 and 1995 respectively.

Overall claims experience is principally dependent on the frequency and severity of claims as well as trends in litigation and loss cost inflation. With the exception of discontinued lines, the Company writes primarily property coverages which are characterized by relatively short settlement periods and quick development of ultimate losses. Reinsurance pool reserves represent approximately 10.2% of the gross liability for property and casualty losses and LAE at December 31, 1997. The Company's estimating and reserving practices are reviewed continually. Subsequent adjustments to the original estimates are made when determinable and are reflected in current year operations.

The accompanying tables present an analysis of losses and LAE for the Company's domestic property and casualty subsidiaries. The following table provides a reconciliation of beginning and ending liability balances for 1997, 1996 and 1995.

-------------------------------------------------------------------------------------------------------------------
Reconciliation of Liability for Losses and Loss Adjustment Expenses for Domestic Property and Casualty Subsidiaries
-------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS):                                                            1997            1996           1995
-------------------------------------------------------------------------------------------------------------------
Liability for losses and LAE at beginning of year (net)                $  185,838     $  162,342     $  137,978
-------------------------------------------------------------------------------------------------------------------
Losses and LAE incurred related to:
Current year                                                              329,151        313,469        263,768
Prior years                                                                (3,008)         4,270          6,187
-------------------------------------------------------------------------------------------------------------------
Total incurred                                                            326,143        317,739        269,955
-------------------------------------------------------------------------------------------------------------------
Losses and LAE paid related to:
Current year                                                             (216,099)      (200,794)      (173,937)
Prior years                                                              (104,001)       (93,449)       (71,654)
-------------------------------------------------------------------------------------------------------------------
Total paid                                                               (320,100)      (294,243)      (245,591)
-------------------------------------------------------------------------------------------------------------------
Liability for losses and LAE at end of year (net)                         191,881        185,838        162,342
Reinsurance receivable for unpaid losses                                   91,843         80,732         75,439
Liability for losses and LAE at end of year (gross)                    $  283,724     $  266,570     $  237,781
-------------------------------------------------------------------------------------------------------------------

Accident and health net claim liabilities reported in the Company's life subsidiaries were $80,564,000, $80,026,000 and $57,049,000 at December 31, 1997,
1996 and 1995, respectively. There was no significant adverse development during the past three years.

(5)  REINSURANCE

     The Company's insurance subsidiaries follow the policy of reinsuring risk in excess of $250,000 under a domestic ordinary life policy, $400,000 under an international ordinary life policy and $300,000 under a property policy. In addition, aggregate excess of loss coverage is obtained for the Company's property and casualty business as protection against catastrophic losses. Ceded claim and policy liabilities are recorded as assets on the balance sheet under the caption "Reinsurance Receivable." The Company's insurance subsidiaries are liable for these amounts in the event reinsurers are unable to pay their portion of the claims. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities or economic attributes of the reinsurers to lessen its exposure to significant losses from reinsurer insolvencies. Reinsurance ceded incurred losses for 1997 and 1996 were $416,333,000 and $315,096,000 respectively. Liabilities for ceded claim reserves and recoverables on paid losses at December 31, 1997 and 1996 are shown below.

-------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31 (IN THOUSANDS):                                                             1997           1996
-------------------------------------------------------------------------------------------------------------------
     Ceded Claim Liabilities:
         Life and health business                                                     $    96,815    $    63,554
         Property and casualty business                                               $   136,228    $   101,010
-------------------------------------------------------------------------------------------------------------------
     Reinsurance Recoverable on Paid Losses:
         Life and health business                                                     $    23,307    $    19,492
         Property and casualty business                                               $    35,907    $    20,682
-------------------------------------------------------------------------------------------------------------------

The effect of reinsurance on premiums written and earned for the years ended December 31 is as follows:
-------------------------------------------------------------------------------------------------------------------
                                      1997                           1996                        1995
(IN THOUSANDS):               WRITTEN         EARNED         WRITTEN         EARNED       WRITTEN        EARNED
-------------------------------------------------------------------------------------------------------------------
Life and Health:
     Direct premiums       $   805,220    $   718,748     $   714,651    $   677,758    $   653,256  $   562,360
     Assumed premiums      $    89,031    $    98,987     $    48,563    $    62,878    $    49,209  $    57,058
     Ceded premiums        $   365,316    $   411,995     $   362,458    $   356,671    $   277,893  $   242,311
-------------------------------------------------------------------------------------------------------------------
Property and Casualty:
     Direct premiums       $ 1,791,426    $ 1,726,658     $ 1,690,883    $ 1,561,533    $1,474,399   $ 1,309,557
     Assumed premiums      $    54,687    $    65,807     $    38,731    $    74,524    $  109,709   $    79,158
     Ceded premiums        $   761,037    $   744,424     $   637,448    $   641,537    $   601,123  $   525,109
-------------------------------------------------------------------------------------------------------------------

(6)  INCOME TAXES

     Prior to 1984, ABLAC was taxed at regular corporate rates in accordance with the Life Insurance Company Income Tax Act of 1959, whereby a portion of its statutory income was not subject to current income taxation, but was accumulated in an account designated "policyholders' surplus." The aggregate balance in this account ($17,000,000 at December 31, 1997) would be taxed at applicable current rates only if distributed to stockholders or if the account exceeded a prescribed maximum. The Deficit Reduction Act of 1984 eliminated additions to the account for 1984 and thereafter. ABLAC does not anticipate any transactions that would cause any part of this amount to become taxable. Deferred taxes in the amount of $5,950,000 have not been provided since the Company does not anticipate any transactions that would cause any part of the account balance to become taxable. As of December 31, 1997, ABLAC has a shareholders' surplus account balance (on a tax basis) of approximately $158,100,000 from which it could pay dividends to stockholders without incurring any federal income tax liability, subject to regulatory requirements and the availability of funds. The other life insurance subsidiaries do not have policyholders' surplus account balances.

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

-------------------------------------------------------------------------------------------------------------------
Pre-tax income is derived from the following sources:
-------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS):                                                            1997             1996          1995
-------------------------------------------------------------------------------------------------------------------
     Domestic (including U.S. possessions)                             $  160,040     $  144,381     $  107,772
     Foreign                                                                 (445)        (8,436)        (3,577)
-------------------------------------------------------------------------------------------------------------------
         Total                                                         $  159,595     $  135,945     $  104,195
-------------------------------------------------------------------------------------------------------------------

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax liabilities and assets are as follows:

-------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, (IN THOUSANDS):                                                          1997          1996
-------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
     Deferred policy acquisition costs                                                $  123,914        104,687
     Net unrealized investment gains                                                      13,066          9,015
     Depreciation and amortization                                                         5,602          5,218
     Others - net                                                                         18,530         10,918
-------------------------------------------------------------------------------------------------------------------
     Total gross deferred tax liabilities                                                161,112        129,838
-------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
     Insurance policy liabilities                                                        (74,604)       (61,385)
     Difference between book and tax bases of investments                                 (3,343)        (9,403)
     Accrued expenses and other amounts not currently deductible for tax purposes        (19,496)       (16,179)
     Tax loss carryforward of U.K. subsidiary                                             (4,173)        (4,496)
     Others - net                                                                        (12,003)        (2,076)
-------------------------------------------------------------------------------------------------------------------
     Total gross deferred tax assets                                                    (113,619)       (93,539)
     Less valuation allowance                                                              4,173          4,496
-------------------------------------------------------------------------------------------------------------------
     Net deferred tax assets                                                            (109,446)       (89,043)
-------------------------------------------------------------------------------------------------------------------
     Net deferred tax liability (asset)                                               $   51,666     $   40,795
-------------------------------------------------------------------------------------------------------------------

Significant components of the provision for income taxes attributable to continuing operations are as follows:

-------------------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31 (IN THOUSANDS):                            1997            1996           1995
-------------------------------------------------------------------------------------------------------------------
Current:
     Federal                                                           $   31,862     $    24,169    $   19,608
     Foreign                                                                5,505           4,752         5,597
-------------------------------------------------------------------------------------------------------------------
     Total current                                                         37,367          28,921        25,205
-------------------------------------------------------------------------------------------------------------------
Deferred:
     Federal                                                                9,025          11,032         6,773
     Foreign                                                               (1,660)          1,489           (43)
-------------------------------------------------------------------------------------------------------------------
     Total deferred                                                         7,365          12,521         6,730
-------------------------------------------------------------------------------------------------------------------
     Total provision for income taxes                                  $   44,732     $    41,442    $   31,935
-------------------------------------------------------------------------------------------------------------------

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

Total income tax expense (benefit) varies from amounts computed by applying current federal income tax rates to income before income taxes. The reasons for these differences and the approximate tax effects thereon for each year ended December 31 are as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                              1997           1996           1995
-------------------------------------------------------------------------------------------------------------------
Statutory tax rate                                                            35.0%          35.0%          35.0%
Foreign operating loss carryforward                                                           2.5            1.6
Rate differential - U.S. possessions                                          (3.3)          (2.5)          (3.4)
Tax exempt investment income and dividends                                    (1.2)          (1.7)          (2.4)
Tax settlement, refunds and other taxes                                         .5            1.0           ( .4)
Tax credits, others - net                                                     (3.0)          (3.8)            .3
-------------------------------------------------------------------------------------------------------------------
     Effective tax rate                                                       28.0%          30.5%          30.7%
-------------------------------------------------------------------------------------------------------------------

Deferred income taxes of $13,066,000, $9,015,000, and $10,230,000 in 1997, 1996
and 1995 respectively have been provided on net unrealized investment gains.

The Company intends to indefinitely reinvest the undistributed earnings of its wholly owned foreign subsidiaries. The cumulative amount of undistributed earnings for which the Company has not provided deferred income taxes is approximately $77,300,000 as of December 31, 1997. Upon distribution of such earnings in a taxable transaction, the Company would incur additional U.S. income taxes in the amount of approximately $19,500,000 net of anticipated foreign tax credits.

Current tax benefits of approximately $4,339,000 related to the vesting of restricted stock were credited directly to additional paid-in capital in 1997.

At December 31, 1997, the Company's U.K. subsidiary had approximately $12,645,000 in net operating loss (NOL) carryforwards. A valuation allowance for the full amount of the related tax benefit has been established due to uncertainties associated with utilization of the NOL carryforwards.

The Company made federal income tax payments (net of refunds) of $24,075,000, $21,875,000, and $13,448,000 for the years 1997, 1996 and 1995 respectively.

(7)  NOTES PAYABLE

Following is a summary of outstanding debt at December 31:

-------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS):                                                                            1997           1996
-------------------------------------------------------------------------------------------------------------------
Short-term credit facility                                                            $   111,744    $    80,317
-------------------------------------------------------------------------------------------------------------------
$200,000,000 medium-term note program                                                     125,000        125,000
10.2% promissory notes due September 12, 1998, annual prepayments of $4.6 million
     commenced September 12, 1995. Interest is payable quarterly.                                          9,200
Note payable guaranteed by the Company for LESOP. (See Note 9.)                             2,125          4,250
Convertible debenture bonds due to officers on May 24, 1999 (convertible into 300,000 shares of the Company's Common Stock). Interest is payable quarterly at 1% above
     prime.                                                                                 3,723          3,723
-------------------------------------------------------------------------------------------------------------------
Total                                                                                 $   242,592    $   222,490
-------------------------------------------------------------------------------------------------------------------

On December 1, 1995, the Company replaced its short-term credit agreement with a $250,000,000 five-year competitive advance and revolving credit agreement with a group of banks. The credit facility features a revolving line of credit, commercial paper and/or bid loan facilities. Interest rates vary according to the credit instrument exercised and the market rates then prevailing. Quarterly fees payable under this credit facility are: (a) fees payable to each lender, based upon the Company's Moody's and Standard & Poor's ratings at every quarter end; (b) utilization fees; and (c) administrative fee. The fees incurred in 1997 and 1996 were $237,000 and $316,000, respectively for these facilities. Fees for 1995 were $1,482,000 for the old credit agreement and credit facility. The credit agreement contains various covenants pertaining to minimum stockholders' equity, maximum funded debt ratio and insurance statutory surplus and other ratios. No dividend payments are permitted if there is a default under the credit facility. Consummation of the merger as contemplated by the Cendant Merger Agreement will, unless consents or waivers are obtained from the group of banks under the credit facility, constitute an event of default and result in the termination of the credit facility. This event may impact the Company's liquidity if it is required to repay all outstanding loans and advances pursuant to the credit facility and the unavailability of further loans and advances under the credit facility.

In 1994, the Company filed with the Securities and Exchange Commission a shelf registration statement for $200,000,000 medium-term notes which provides for maturities ranging from nine months to thirty years. Under this shelf registration, the Company issued a $75,000,000 fixed rate note in May 1994 at 7.6% that is due May 1999 and interest is payable semi-annually. In addition, the Company issued a five-year $50,000,000 floating rate note in April 1995. Interest is payable and the rate is established on a quarterly basis. At December 31, 1997, the interest rate was 6.4%.

Interest paid was $16,485,000 in 1997, $17,924,000 in 1996, and $14,328,000 in
1995.

The 10.2% promissory notes program was paid and terminated by the Company during 1997. The convertible debenture bonds were converted to shares of the Company's common stock during January 1998.

The following information is furnished with respect to the Company's short-term borrowings (commercial paper and revolving line of credit):

-------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31 (in thousands):                                                          1997            1996
-------------------------------------------------------------------------------------------------------------------
Amount outstanding                                                                    $   111,744    $    80,317
Weighted average interest rate on outstanding debt                                          6.14%          5.62%

-------------------------------------------------------------------------------------------------------------------
For the year ended December 31 (in thousands):                                          1997            1996
-------------------------------------------------------------------------------------------------------------------

Average amount outstanding                                                            $    97,078    $   114,058
Maximum amount outstanding                                                            $   132,744    $   188,147
Average interest rate                                                                       5.83%          5.63%

(8)  STOCKHOLDERS' EQUITY

     The Company has authorized 10,000,000 shares of no par preferred stock. On February 24, 1988, the Board of Directors adopted a "Rights Plan" (amended November 14, 1990, December 19, 1997, February 5, 1998, and February 19,
     1998) creating certain rights which attach to and trade with each share of common stock outstanding on or after March 11, 1988. Upon the acquisition of, or the announcement of a tender offer for, specified amounts of the Company's common stock, the rights will separate from the common stock, at which time holders of the rights will be entitled to purchase units of the Company's Series A Participating Preferred Stock. Thereafter, under certain circumstances (including acquisitions of specified amounts of the Company's common stock, mergers involving the Company, and certain self-dealing transactions by an acquisitor), holders of the rights will be entitled to purchase common stock (or other property) of the Company (or of the acquiring entity) at prescribed levels. At December 31, 1997, there were 350,000 shares of Series A Preferred Stock reserved for issuance. The rights are redeemable at the Company's option and expire on March 10, 1998. The Board of Directors adopted a new "Rights Plan" on February 19, 1998 and designated and reserved for issuance 1,000,000 shares of Series C Participating Preferred Stock, which terms are substantially similar to the Series A Preferred Stock. Neither Rights Plans were or will be triggered by the proposed acquisition by Cendant Corporation.

     In August 1997, the Company declared a two-for-one split, effected in the form of a stock dividend, on the Company's common stock.

     At December 31, 1997, the Company had 2,300,000 shares of $3.125 Series B Cumulative Convertible Preferred Stock issued and outstanding. Holders of the Convertible Preferred Stock are entitled to a cumulative dividend, payable quarterly, at the annual rate of $3.125 per share. If six quarterly dividends are in arrears, the holders of the convertible preferred stock will be entitled to vote as a separate class to elect two directors of the Company. The Convertible Preferred Stock will not be redeemable prior to August 7, 2000. On and after such date, the Convertible Preferred Stock will be redeemable, in whole or in part, at the option of the Company, at $51.88 per share of Convertible Preferred Stock during the period from August 7, 2000 to August 6, 2001 and declining ratably annually to $50 per share of Convertible Preferred Stock on or after August 7, 2006, plus in each case accrued and unpaid dividends to the redemption date.

     Each share of Preferred Stock has a liquidating preference of $50, plus accrued and unpaid dividends, and is convertible at any time at the option of the holders thereof into 1.9974 shares of Common Stock of the Company (equivalent to a conversion price of $25.0325 per Common Share), subject to adjustment under certain conditions.

     Stock insurance companies are subject to various states' insurance laws and regulations whereby amounts available for dividends are restricted. Net consolidated assets restricted as to distribution to the Company are $672,500,000. The maximum statutory allowed dividends in 1998 are $141,300,000.

     A summary of statutory financial information for the domestic insurance companies is presented below:

-------------------------------------------------------------------------------------------------------------------
     FOR THE YEARS ENDED DECEMBER 31 (IN THOUSANDS)                          1997           1996          1995
-------------------------------------------------------------------------------------------------------------------
     Statutory Net Income (including net realized capital gains/losses)
         Life insurance subsidiaries                                   $    38,800    $    54,100    $    21,000
         Property and casualty insurance subsidiaries                  $    61,600    $    52,200    $    29,400


-------------------------------------------------------------------------------------------------------------------
     AT DECEMBER 31 (IN THOUSANDS)                                           1997           1996
-------------------------------------------------------------------------------------------------------------------
     Statutory Capital and Surplus
         Life insurance subsidiaries                                  $    250,900    $   234,700
         Property and casualty insurance subsidiaries                 $    416,300    $   374,500

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

(9)  COMPENSATION AND OTHER PLANS

Stock Option Plans

EQUITY INCENTIVE PLAN

At their Annual Meeting in 1997, the stockholders approved the Equity Incentive Plan (EIP). Under the EIP, selected officers and employees may be granted Options, Stock Appreciation Rights, Restricted Stock, Merit Awards, Performance Share Awards and Cash Awards. An aggregate of 4,000,000 (post-split) shares of common stock are reserved for issuance under the EIP. Awards were granted as follows:

Under the Incentive Stock Option award, 187,200 (post-split) options on shares of common stock were granted of which 122,800 (post-split) shares were issued upon exercise with an option price of $14.22. Certain key employees were granted options at fifty percent of the fair market value of the common stock on the grant date. Shares obtained by exercise are subject to restrictions. Non-vested shares are subject to forfeiture if employment is terminated except by death, disability or retirement. Vesting occurs ratably over a five-year period from the date exercised. The weighted-average fair value of options granted during the year was $14.31.

Under the Non-Qualified Stock Option award, 175,200 (post-split) options on shares of common stock were granted of which 162,600 (post-split) shares can be exercised starting May 1998 at a price of $28.44. Certain key employees were granted options at prices equivalent to the fair market value of the common stock on the grant date. Each option further entitles the employee to be awarded, for no additional consideration, two additional shares of restricted common stock. Restricted shares vest three years from date of exercise. Options are not exercisable before the first year anniversary nor after the third annual anniversary from the date of the grant. The weighted-average fair value of options granted during the year was $5.64.

Under the Non-Employee Directors Stock Option award, 26,000 (post-split) options on shares of common stock were granted all of which can be exercised starting May 1998 at a price of $28.44. Each non-employee director received 2,000 (post-split) options at prices equivalent to the fair market value of the common stock on the grant date. The weighted-average fair value of options granted during the year was $8.08.

SENIOR MANAGEMENT STOCK OPTION PLAN

Under the Senior Management Stock Option Plan (SMSOP), key management employees were granted a total of 460,200 (post-split) options on shares of the common stock during the years 1994 through 1996. Option prices were equivalent to the fair market value of common stock on the grant date with prices ranging from $11.07 to $23.75. The grantee received for no additional consideration two shares of common stock subject to certain transfer restrictions for every one primary share purchased upon the exercise of the option. During 1997, 144,400 (post-split) shares of common stock were issued upon exercise of options subject to the plan, with option prices ranging from $11.07 to $23.75. As the result of the adoption of the EIP, no new grants will be made under the SMSOP.

STOCK OPTION/RESTRICTED STOCK AWARD PLAN

Under the Stock Option/Restricted Stock Award Plan (SORSAP), key management employees were granted a total of 1,167,600 (post-split) options on shares of common stock during the years 1990 through 1994. Option prices were equivalent to the fair market value of common stock on the grant date with prices ranging from $4.13 to $13.25. The grantee received for no additional consideration three shares of common stock subject to certain transfer restrictions for every one primary share purchased upon the exercise of the option. As the result of the adoption in 1994 of the SMSOP, no new grants were made under the SORSAP.

STOCK INCENTIVE COMPENSATION PLAN

Under the Stock Incentive Compensation Plan (SICP), key management employees were granted a total of 672,100 (post-split) options on shares of common stock during the years 1991 through 1996. Option prices were equivalent to fifty percent of the fair market value of common stock on the grant date with prices ranging from $3.66 to $11.88. As the result of the adoption of the EIP, no new grants will be made under the SICP.

NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN

Under the Non-Employee Directors' Stock Option Plan (Directors' Plan), directors' received 2,000 (post-split) options annually at prices equivalent to the fair market value of common stock on the grant date. The stock options were granted during the years 1994 through 1996. As of December 31, 1997, 78,000 (post-split) shares of common stock were subject to options granted under the Directors' Plan with option prices ranging from $11.28 to $20.19. During 1997, 8,000 (post-split) shares of common stock were issued upon exercise of options subject to the stock option plan, with option prices ranging from $11.28 to $20.19. As the result of the adoption of the EIP, no new grants will be made under the Directors' Plan.

A summary of the status and activity for options and shares granted and exercised under the Plans at December 31, 1997, is as follows:

                                          SORSAP/SMSOP             SICP/Non Employee Directors                 EIP
-----------------------------------------------------------------------------------------------------------------------------------
                                                     Weighted                         Weighted                        Weighted
                                                     Average                          Average                          Average
                                                     Exercise                         Exercise                        Exercise
                                Granted   Exercised   Price    Granted   Exercised     Price     Granted   Exercised    Price
-----------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1994        149,200     926,956              26,000    214,410

1995
Grants                         148,800                         157,000

Exercises                     (133,000)    133,000             (86,400)    86,400

Prices
  (SORSAP $9.07 - $13.25)
  (SMSOP $11.57 - $15.13)
  (SICP $7.57 - $8.50)
  (Non-Employee $11.28)

Forfeitures/Reacquisitions                 (15,000)                       (10,780)

Lapses                         (39,000)                        (48,600)
------------------------------------------------------------------------------------------------------------------------------------

Outstanding at End of Year     126,000   1,044,956              48,000    290,030
   (all exercisable)

1996
Grants                         188,400                         174,600

Exercises                     (121,200)    121,200            (102,000)   102,000

Prices
  (SORSAP $13.25)
  (SMSOP $11.07 - $23.75)
  (SICP $10.25 - $11.88)
  (Non-Employee $11.28 -
  $14.94)

Forfeitures/Reacquisitions                 (29,076)                       (13,140)

Lapses                         (18,600)                        (56,600)
------------------------------------------------------------------------------------------------------------------------------------

Outstanding at End of Year     174,600   1,137,080    $18.89    64,000    378,890      $16.04
   (all exercisable)

1997
Grants                                                                                          388,400                $21.58

Exercises                     (144,400)    144,400    $19.14    (8,000)     8,000      $16.65  (122,800)    122,800    $14.22

Prices
  (SMSOP $11.07 - $23.75)
  (Non-Employee $11.28 -
  $20.19)
  (EIP $14.22)

Forfeitures/Reacquisitions                 (19,404)   $13.63               (8,666)      $8.83                (1,000)  ($14.22)

Lapses                          (9,800)               $16.46                                    (77,000)               $16.55
------------------------------------------------------------------------------------------------------------------------------------

Outstanding at End of Year      20,400                $18.29    56,000                 $15.96   188,600                $28.44
------------------------------------------------------------------------------------------------------------------------------------

Exercised - Net                          1,262,076                        378,224                           121,800
-----------------------------------------------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at December 31, 1997:

-----------------------------------------------------------------------------------------------------------------------------------
                    Options Outstanding                                               Options Exercisable
-----------------------------------------------------------------------------------------------------------------------------------
                          Number         Weighted-Average                            Number
        Range of        Outstanding          Remaining         Weighted-Average    Exercisable    Weighted-Average
     Exercise Prices    at 12/31/97      Contractual Life       Exercise Price     at 12/31/97     Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
     $11.28 - $28.44      265,000              2.66                 $25.02           76,400            $16.58

Shares issued under the plans are recorded at fair market value at the effective date of the grant. The unamortized difference ($6,252,000 as of December 31, 1997, and $4,382,000 as of December 31, 1996) between the fair market value and option price on shares which are restricted is reported as part of stockholders' equity. Amortization of the restricted stock is recorded as compensation expense ratably over the vesting period ($2,280,000 in 1997, $1,544,000 in 1996, and $1,407,000 in 1995). Furthermore, any difference between the fair market value at the grant date and the option price on the unrestricted shares in the SORSAP Plan and SMSOP Plan is recorded as compensation expense. Forfeitures are included as credits in the income statement during the period in which the forfeiting event occurs.

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

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards under those plans, consistent with FASB Statement No. 123, the reduction in the Company's 1997, 1996, and 1995 net income and net income per share would have been insignificant. The effect of applying the fair value method of accounting for stock options on reported net income and net income per share for 1997, 1996 and 1995 may not be representative of the effects for future years because outstanding options vest over a period of several years and additional awards are generally made each year.

The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1997, 1996 and 1995:

            Risk-free interest rate             5.78%           5.63%            5.97%
            Expected life                       1.25            1.33             1.34
            Expected volatility                29.00%          26.00%           32.00%
            Expected dividend yield             1.22%           1.99%            2.56%

EXECUTIVE STOCK OPTION/DIVIDEND ACCRUAL PLAN

At their Annual Meeting in 1987, the stockholders approved the 1987 Executive Stock Option/Dividend Accrual Plan (ESODAP). As of December 31, 1997, options representing 1,420,828 shares (post-split) had been granted under the plan, of which 1,109,404 (post-split) had been exercised and 131,876 (post-split) had been terminated. A key feature of the plan is the Dividend Accrual Account which allows for the crediting of dividends in order to assist the executive in the exercise of the options. As the result of the adoption of the SORSAP and SICP, no new grants were made under the ESODAP.

Other Plans

KEDP

Under the 1994 Key Executive Debenture Plan (KEDP), the Board may select certain Company officers to be eligible to purchase convertible debentures. As of December 31, 1997, two debentures in the aggregate amount of $3.7 million had been issued which are convertible into all the 300,000 shares as currently reserved under the plan. All debentures were converted by the holders in January 1998.

LESOP

The Leveraged Employee Stock Ownership Plan (LESOP) through its trust was funded by a loan from a bank which was collateralized with newly issued shares of the Company's stock purchased by the LESOP at market price.

Although the debt is not a direct obligation of the Company, it is nevertheless reported as part of the Company's debt with an offsetting balance reflected as a reduction of stockholders' equity. As contributions to the LESOP are made by the Company, the debt is repaid to the bank by the LESOP and the balances on the Company's balance sheet are reduced accordingly. The Company has guaranteed the Trust's loan obligation. It intends to make contributions to the LESOP in amounts sufficient to enable the Trust to repay the loan on a quarterly basis over ten years, including interest equal to 6%. The shares held by the bank as collateral are released proportionately as loan repayments are made. Upon such release, the shares are available for allocation to employees based upon years of service. Employees are entitled to direct the vote of the shares allocated to them on voting instruction forms furnished to the trustee. Unallocated shares are voted by the LESOP's Trustee. At December 31, 1997 and 1996, the loan balance was $2.1 million and $4.3 million respectively. The interest portion of the LESOP pension expense was $.3 million in 1997 and $.4 million in 1996.

As a result of the promulgation of Statement of Position (SOP) 93-6 - "Employers' Accounting for Employee Stock Ownership Plans" - by the American Institute of Certified Public Accountants in late 1993, new reporting rules became effective in 1994. These changes are mandated for shares acquired in 1993 and later, and are optional for previously acquired shares. The Company has no shares subject to the mandated provisions and, as permitted by the SOP, is not electing to change its accounting for previously acquired shares. The following disclosures are made to supplement previously disclosed plan information:

* Dividends paid on all shares held by the LESOP are used to service the existing debt of the LESOP.

* Compensation expense for the years ended December 31, 1997, 1996 and 1995 was $976,000, $1,186,000 and $1,430,000 respectively. The compensation expense represents the Company's contributions to the LESOP necessary to meet its periodic debt service, after applying dividend payments received on the shares held by the LESOP. All dividends paid on such shares retain their character as distributions made from the Company's retained earnings.

* All shares held by the LESOP are treated as issued and outstanding and, accordingly, are included in the Company's earnings per share calculations.

*    Shares held by the LESOP as of December 31, 1997 include the following:

         Prior allocated                                      3,503,986
         Allocated in 1997                                      343,432
         Suspense shares                                        343,440
         Distribution                                              (684)
                                                              ---------
         Total                                                4,190,174
                                                              =========

DIRECTORS' DEFERRED COMPENSATION PLAN

The 1994 Amended and Restated Directors' Deferred Compensation Plan (Deferred
Plan) allows the directors to defer their fees in cash or in common stock equivalents. The fees that are deferred in common stock equivalents will accumulate and earn interest from the time the fees are deferred until the last day of each quarter when they are converted to common stock equivalents. Upon termination from the board, the director will receive, as elected, either cash or actual shares of the Company's common stock. The Deferred Plan provides for the issuance of up to 400,000 shares of the Company's common stock. At December 31, 1997 there were 123,273 shares allocated under this plan.

(10)  PENSION PLAN

The Company has a non-contributory pension plan covering substantially all of its domestic employees. Benefits under the Plan are based on years of service and compensation levels near retirement. The Company's funding policy is to contribute amounts that meet minimum funding requirements but which do not exceed the maximum funding limits as currently determined under applicable tax regulations. The Plan previously reached the full funding limitation and, accordingly, no contributions were made in 1997, 1996 and 1995.

The pension plan expense included the following components for the years ended December 31:

-------------------------------------------------------------------------------------------------------------------
(in thousands)                                                            1997           1996           1995
-------------------------------------------------------------------------------------------------------------------
     Service cost                                                      $    2,398     $    2,146     $    1,903
     Interest cost                                                          2,562          2,230          1,988
     Actual return on plan assets                                         (15,701)        (7,656)        (9,228)
     Net amortization and deferral                                         11,541          4,499          6,862
     Pension plan expense                                              $      800     $    1,219     $    1,525
-------------------------------------------------------------------------------------------------------------------
The following sets forth the funded status of the Plan and the amount of prepaid pension cost included in the Company's balance sheet at December 31:
-------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                            1997           1996
-------------------------------------------------------------------------------------------------------------------
     Actuarial present value of benefit obligations:
     A.  Vested benefit obligation                                     $  (25,374)    $  (21,892)
-------------------------------------------------------------------------------------------------------------------
     B.  Accumulated benefit obligation                                $  (29,573)    $  (25,228)
-------------------------------------------------------------------------------------------------------------------
     C.  Projected benefit obligation                                  $  (38,846)    $  (33,868)
     Plan assets at fair value, primarily
         listed stocks and bonds                                           59,984         44,897
-------------------------------------------------------------------------------------------------------------------
     Excess of Plan assets over projected benefit obligation               21,138         11,029
     Unrecognized net (gain) from past
         experience different from that assumed                           (19,387)        (8,435)
     Prior service cost not yet recognized in net periodic
     pension costs                                                           (166)          (208)
-------------------------------------------------------------------------------------------------------------------
     Prepaid pension cost included in other assets                     $    1,585     $    2,386
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Assumptions used were as follows:                                             1997           1996
-------------------------------------------------------------------------------------------------------------------
     Plan discount rate for benefit obligation                                7.5%           7.5%
     Rate of increase in compensation                                           5%             5%
     Expected long-term rate of return on assets                                9%             9%
-------------------------------------------------------------------------------------------------------------------

The Board of Directors previously approved a non-qualified supplemental benefit plan. This unfunded deferred compensation plan is intended to provide pension benefits which would otherwise be provided under the benefit accrual formula applicable to all employees in the Company's qualified Plan, but which are in excess of an annual amount permitted under current tax regulations. Expense ($.5 million in 1997, $.1 million in 1996 and $.1 million in 1995) is being recognized over the remaining service period for the officers presently covered.

 (11)  COMMITMENTS AND CONTINGENCIES

A summary of the approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 1997, is as follows:

-------------------------------------------------------------------------------------------------------------------
For the Years ending December 31 (in thousands):                       Real Property    Equipment          Total
-------------------------------------------------------------------------------------------------------------------
              1998                                                           3,005          3,397          6,402
              1999                                                           3,096          3,104          6,200
              2000                                                           2,597          1,015          3,611
              2001                                                           1,247            583          1,831
              2002                                                             543             13            556
-------------------------------------------------------------------------------------------------------------------
                                                                       $    10,488    $     8,112    $    18,600
-------------------------------------------------------------------------------------------------------------------

Total rental expense for the years ended December 31, 1997, 1996 and 1995 was $10,962,000, $9,258,000 and $7,661,000 respectively.

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

Certain of ABIG's subsidiaries, including the Company, are presently parties to a number of individual consumer and class action lawsuits pending in Alabama involving premium, rate, sales practices, marketing, disclosure and policy coverage issues. While a number of similar suits have been filed in other jurisdictions, the insurance and finance industries have been targeted in Alabama by plaintiffs' lawyers who enjoy a favorable judicial climate. The Company typically has been named as a co-defendant with one or several retailer or finance companies who have sold the Company's product to a consumer. Other insurers are also joined as co-defendants in some of the suits.

Although the Alabama lawsuits and similar suits pending in Mississippi and other jurisdictions generally involve relatively small amounts of actual or compensatory damages, they typically assert claims requesting substantial punitive awards or purport to represent a large class of policyholders. The Company denies any wrongdoing in any of these suits and believes that it has not engaged in any conduct that would warrant an award of punitive damages or that the class allegations have merit. The Company has been advised by legal counsel that it has meritorious defenses to all claims being asserted against it.

While no one case is necessarily significant in terms of financial risk to the Company, the judicial climate in Alabama is such that the outcome of these cases is extremely unpredictable. Moreover, class action lawsuits to which the Company is a party do not lend themselves to potential damage calculation. Without admitting any wrongdoing, the Company has settled a number of these suits, but there are still a significant number of cases pending, and it is expected that more suits alleging essentially the same causes of action are likely to continue to be filed during 1998. The Company intends to continue to defend itself vigorously against all such suits and believes, based on information currently available, that any liabilities that could result are not expected to have a material adverse effect on the Company's financial position.

As described more fully in Note 15 - "Change of Control of the Company" on page 79 of this report, on December 22, 1997, the Company announced that it had entered into a merger agreement with AIG and on January 27, 1998, Cendant Corporation ("Cendant") and Season Acquisition Corp. ("Season") commenced an unsolicited tender offer for 51% of the Company's shares. Six legal actions have been brought against the Company and members of its board of directors growing out of the proposed merger with AIG and Cendant's tender offer.

The Company and members of its board of directors deny all allegations of unlawful conduct asserted in any of these actions and have been advised by counsel that they have meritorious defenses to each of them. The Company intends to continue to defend itself vigorously against these actions and believes, based on currently available information, that any liabilities that could result are not expected to have a material effect on the Company's financial position.

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

(12)  SEGMENT INFORMATION FOR THE YEARS ENDED DECEMBER 31

-------------------------------------------------------------------------------------------------------------------
INDUSTRY SEGMENTS (IN THOUSANDS):                                          1997           1996           1995
-------------------------------------------------------------------------------------------------------------------
     Net premiums earned:
         Life                                                          $  405,741     $  383,968     $  377,108
         Property and Casualty                                          1,048,042        994,517        863,605
-------------------------------------------------------------------------------------------------------------------
     Total                                                             $1,453,783     $1,378,485     $1,240,713
-------------------------------------------------------------------------------------------------------------------
     Income before interest and income taxes:
         Life                                                          $   67,219     $   65,346     $   45,868
         Property and Casualty                                            113,301         91,837         87,372
         Other                                                             (4,681)        (3,708)       (13,466)
-------------------------------------------------------------------------------------------------------------------
         Subtotal                                                         175,839        153,475        119,774
     Interest expense                                                     (16,244)       (17,530)       (15,579)
-------------------------------------------------------------------------------------------------------------------
     Total                                                             $  159,595     $  135,945     $  104,195
-------------------------------------------------------------------------------------------------------------------
     Identifiable assets:
         Life                                                          $1,653,825     $1,446,570     $1,339,220
         Property and Casualty                                          2,071,566      1,969,282      1,602,480
         Other                                                             57,060         53,651         46,034
-------------------------------------------------------------------------------------------------------------------
     Total                                                             $3,782,451     $3,469,503     $2,987,734
-------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Summarized data for the Company's foreign operations (principally in Canada and the United Kingdom) and domestic operations are as follows:

-------------------------------------------------------------------------------------------------------------------
GEOGRAPHIC SEGMENTS (IN THOUSANDS):                                        1997           1996           1995
     Net premiums earned:
         Domestic (including U.S. possessions)                         $1,393,576     $1,315,822     $1,190,084
         Foreign                                                           60,207         62,663         50,629
-------------------------------------------------------------------------------------------------------------------
     Total                                                             $1,453,783     $1,378,485     $1,240,713
-------------------------------------------------------------------------------------------------------------------
     Income before income taxes:
         Domestic (including U.S. possessions)                         $  153,803     $  129,652     $  100,616
         Foreign                                                            5,792          6,293          3,579
-------------------------------------------------------------------------------------------------------------------
     Total                                                             $  159,595     $  135,945     $  104,195
-------------------------------------------------------------------------------------------------------------------
     Identifiable assets:
         Domestic (including U.S. possessions)                         $3,518,463     $3,294,847     $2,871,773
         Foreign                                                          263,988        174,656        115,961
-------------------------------------------------------------------------------------------------------------------
     Total                                                             $3,782,451     $3,469,503     $2,987,734
-------------------------------------------------------------------------------------------------------------------

The Company distributes its products through eight markets or distribution channels involving over one thousand clients. Its business is generally not concentrated, and no single customer accounted for 10% or more of the Company's consolidated gross collected premiums in 1997.

 (13)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years ended December 31, 1997 and 1996, is presented below:

-------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT PER COMMON SHARE DATA):                    First         Second        Third         Fourth
1997                                                          Quarter        Quarter      Quarter        Quarter
-------------------------------------------------------------------------------------------------------------------
Total revenues                                            $   404,881    $   406,040    $ 408,162    $   402,299
Total benefits and expenses                               $   367,567    $   365,869    $ 366,527    $   361,824
Net income                                                $    26,419    $    28,618    $  29,839    $    29,987
Net income per common share - basic                       $       .60    $       .65    $     .67    $       .68
-------------------------------------------------------------------------------------------------------------------
                                                                First         Second        Third         Fourth
1996                                                          Quarter        Quarter      Quarter        Quarter
-------------------------------------------------------------------------------------------------------------------
Total revenues                                            $   375,697    $   385,988    $ 399,619    $   367,731
Total benefits and expenses                               $   344,810    $   350,733    $ 367,922    $   329,625
Net income                                                $    20,636    $    25,060    $  22,637    $    26,170
Net income per common share - basic                       $       .51    $       .61    $     .52    $       .59
-------------------------------------------------------------------------------------------------------------------

The sum of the quarterly earnings per share amounts may not equal the comparable amounts for the full year because the computations are done independently.

(14)  EARNINGS PER SHARE

The Company adopted FASB Statement 128 "Earnings per Share" for the period ending December 31, 1997. This Statement replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS. All prior year data has been restated to conform with the provisions of this Statement and to reflect the two-for-one stock split effective September 1997. The following is the required reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation

                                       FOR THE YEAR ENDED DECEMBER 1997          FOR THE YEAR ENDED DECEMBER 1996
                                    ----------------------------------------  ----------------------------------------
                                       INCOME       SHARES      PER SHARE        INCOME       SHARES      PER SHARE
                                      NUMERATOR   DENOMINATOR    AMOUNT         NUMERATOR   DENOMINATOR    AMOUNT
                                    ----------------------------------------  ----------------------------------------
Net income                            114,862,558                                94,502,963
less: Preferred stock dividends        (7,187,500)                               (3,114,580)
                                      -----------                                ----------
BASIC EPS:
Income available to common
  stockholders                        107,675,058   41,433,123         2.60      91,388,383   40,696,882         2.24
                                                                       ====                                      ====

EFFECT OF DILUTIVE SECURITIES:
Common stock options                                   671,670                                   930,104
Convertible preferred stock             7,187,500    4,594,020                    3,114,580    1,963,472
Convertible Debentures                    231,665      300,000                      228,086      300,000
                                       ----------   ----------                   ----------   ----------

DILUTED EPS:
Income available to common
  stockholders plus assumed
  conversions                         115,094,223   46,998,813         2.45      94,731,049   43,890,458         2.16
                                      ===========   ==========         ====      ==========   ==========         ====

(15)  CHANGE OF CONTROL OF THE COMPANY

The Company entered into an Agreement and Plan of Merger, dated as of March 23, 1998, by and among Cendant Corporation ("Cendant"), Season Acquisition Corporation ("Season") and the Company (the "Cendant Merger Agreement") pursuant to which (i) the previously announced tender offer by Season is being conducted (the "Offer") and (ii) upon consummation of the Offer, the merger of the Company with and into Season will be consummated (the "Merger"). The execution of the Cendant Merger Agreement followed the public announcement by Cendant on January 27, 1998 of its proposal to acquire the Company for $58 per share of Common Stock, to be paid in cash and common stock of Cendant and the subsequent announcement by Cendant on March 16, 1998, increasing the per share price for its proposal from $58 to $67.

Under the terms of the Cendant Merger Agreement, Season is offering to purchase 23,501,260 outstanding shares of Common Stock at a price of $67.00 per Common Share, net to the seller in cash, without interest thereon. Following the consummation of the Offer, the Company will be merged with and into Season with Season continuing as the surviving corporation. Season will succeed to the business of the Company and will assume the name American Bankers Insurance Group, Inc. As a result of the Merger, each Common Share then outstanding (other than Common Shares owned by Cendant, Season or any direct or indirect subsidiary of the company and in each case not held on behalf of third parties) will be converted into, and become exchangeable for, that number of shares of Cendant Common Stock having a value equal to the amount derived by dividing $67.00 by the average closing prices of the Cendant Common Stock as reported on the NYSE composite transactions reporting system (as reported by the New York City edition of the Wall Street Journal) for the ten trading days ending on the third trading day prior to the date the Merger is consummated). In addition, pursuant to the Merger, each of the then outstanding $3.125 Series B Cumulative Convertible Preferred Shares ("Preferred Shares") will be converted into one share of Cendant Preferred Stock having substantially similar terms to the Preferred Shares, except that such shares shall be convertible into shares of Cendant Common Stock in accordance with the terms of the Preferred Shares.

The consummation of the Merger is conditioned upon several requirements, including shareholder and regulatory approval. If the Company fails to consummate the Merger, under certain circumstances, the Company will be obligated to pay a termination fee to Cendant of $94.9 million plus expenses.

Cendant's proposal to acquire the Company followed an announcement by the Company that it had entered into an agreement with American International Group, Inc. ("AIG") for the acquisition by AIG of 100 percent of the outstanding stock of the Company pursuant to the merger (the "AIG Merger") of the Company with and into AIGF, Inc., a Florida corporation and a newly formed wholly-owned subsidiary of AIG, in accordance with the terms of the Agreement and Plan of Merger, dated as of December 21, 1997 among the Company, AIG and AIGF as amended and restated as of January 7, 1998, amended by Amendment No. 1 thereto dated as of January 28, 1998, and as further amended and restated as of February 28, 1998 (the "AIG Merger Agreement"). In connection with the AIG Merger Agreement, the Company had granted AIG an option to purchase a number of newly issued shares of Common Stock equal to approximately 19.9% of the outstanding number of shares of Common Stock pursuant to the Stock Option Agreement dated as of December 21, 1997, as amended and restated as of February 28, 1998 (the "Stock Option Agreement"). In addition, Messrs. Landon and Gaston who hold approximately 8.3% of the outstanding Common Stock had entered into a voting agreement (the "Voting Agreement") with AIG pursuant to which these stockholders agreed to vote their shares of Common Stock in favor of adoption of the AIG Merger Agreement and approval of the AIG Merger and to grant to AIG an irrevocable proxy with respect to such shares of Common Stock, subject to certain conditions.

The AIG Merger Agreement, Stock Option Agreement and Voting Agreement have been terminated. On March 18, the Company, AIG and Cendant entered into a settlement agreement (the "Settlement Agreement") pursuant to which AIG agreed to temporarily waive certain provisions of the AIG Merger Agreement, which waiver permitted the Company to terminate the AIG Merger Agreement and enter into the Cendant Merger Agreement. On March 23, 1998, in accordance with the terms of the Settlement Agreement, the Company paid to AIG a termination fee of $100 million principally from funds provided by its short-term credit facility and Cendant paid $5 million, and agreed to pay an additional $5 million to AIG in respect of AIG's expenses, and the Company and AIG entered into a termination agreement which resulted in the termination of the AIG Merger Agreement, the Stock Option Agreement and the Voting Agreement.

The Merger is subject to approval by regulatory authorities and the Company's shareholders which are expected to be obtained by the end of the second quarter of 1998. In connection with the Merger, the Company will recognize certain expenses associated with the accelerated vesting of benefits under several compensation plans, including employee stock options and restricted stock. The Company estimates that the after-tax charge related to the acceleration of such benefits will be approximately $6 million.

Certain officers of the Company have severance agreements which entitle them to receive specified payments under certain circumstances following a change in control. The maximum amount that the Company could incur pursuant to such severance agreements is approximately $12.7 million, net of tax.

Schedule I

                     AMERICAN BANKERS INSURANCE GROUP, INC.
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 1997
                                 (IN THOUSANDS)





Information of Summary of Investments - Other Than Investments in Related
     Parties is included on page 11 in Part I Item 1 c. of this report, and in
     Note 3 on page 55 in Part II Item 8 of this report, with the exception of the Information on Equity Securities which is included below.



                                                                             AMOUNT
                                                                       AT WHICH SHOWN IN
                                     COST        MARKET VALUE          THE BALANCE SHEET
                                     ----        ------------          -----------------
Equity Securities:

Common Stocks:

  Public Utilities                $    799           $   693               $   693

Banks, Trust and Insurance
  Companies                          6,905             8,415                 8,415

Industrial, Miscellaneous and
  All Other                         80,467            94,384                94,384

Non-Redeemable Preferred
  Stock                             37,174            37,782                37,782
                                  --------          --------              --------
Total Equity Securities           $125,345          $141,274              $141,274
                                  ========          ========              ========

Schedule II

                 AMERICAN BANKERS INSURANCE GROUP, INC. (PARENT)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                                 AT DECEMBER 31,
                                 (IN THOUSANDS)

                                                                                 1997                  1996
                                                                                 ----                  ----
Assets
------
Investments in subsidiaries*                                                   $1,029,476              $934,610
Investment in common stock                                                          2,478
Amounts due from subsidiaries*                                                     14,631
Other investments                                                                     859                 1,109
Accounts Receivable                                                                 8,417                 2,676
Cash                                                                                  286                   366
Other                                                                              13,182                12,093
                                                                               ----------              --------
       Total Assets                                                            $1,069,329              $950,854
                                                                               ==========              ========

Liabilities and Stockholders' Equity
------------------------------------

Short-term debt                                                                  $113,869               $80,317
Long-term debt                                                                    128,723               142,173
Amounts due to subsidiaries*                                                                              2,853
Accrued expenses and other liabilities                                             12,868                15,304
                                                                               ----------              --------
  Total liabilities                                                               255,460               240,647
                                                                               ----------              --------

Stockholders' Equity
--------------------

Preferred stock                                                                   115,000               115,000
Common stock                                                                       41,806                20,530
Additional paid-in capital                                                        212,010               217,939
Net unrealized investment and foreign
  exchange gains                                                                   12,096                 7,437
Retained earnings                                                                 449,444               359,359
Treasury stock, at cost                                                            (8,110)               (1,426)
Unamortized restricted stock                                                       (6,252)               (4,382)
Collateralization of loan to Leveraged Employee
       Stock Ownership Plan                                                        (2,125)               (4,250)
                                                                               ----------              --------
  Total stockholders' equity                                                      813,869               710,207
                                                                               ----------              --------

  Total liabilities and stockholders' equity                                   $1,069,329              $950,854
                                                                               ==========              ========


*Eliminated in consolidated financial statements.
See accompanying notes to condensed financial statements.

Schedule II

                 AMERICAN BANKERS INSURANCE GROUP, INC. (PARENT)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                            1997               1996             1995
                                                            ----               ----             ----

    Revenues:
    ---------
    Net investment income                                    $4,102            $5,934            $2,744
    Net realized investment (losses)                         (4,835)           (4,379)             (194)
    Dividends from subsidiaries*                             48,959            21,270             8,775
                                                         ------------       ------------     -----------
      Total revenues                                         48,226            22,825            11,325
                                                         ------------       ------------     -----------

    Expenses
    --------
    Operating expenses                                          423             3,943            13,214
    Interest                                                 16,188            17,530            15,565
                                                         ------------       ------------     -----------
      Total expenses                                         16,611            21,473            28,779
                                                         ------------       ------------     -----------

    Income (loss) before income taxes and
    equity in undistributed income of subsidiaries           31,615             1,352           (17,454)

    Income Tax (Benefit) Expense:
    -----------------------------

    Current                                                  (3,774)           (5,356)           (8,853)
    Deferred                                                    235            (1,313)               27
                                                         ------------       ------------     -----------
                                                             (3,539)           (6,669)           (8,826)
                                                         ------------       ------------     -----------


    Income (loss) before equity in
    undistributed income of subsidiaries                     35,154             8,021            (8,628)

    Equity in undistributed income of
    subsidiaries*                                            79,709            86,482            80,888
                                                         ------------       ------------     -----------

         Net income                                        $114,863           $94,503           $72,260
                                                         ============       ============     ===========


*Eliminated in consolidated financial statements.
See accompanying notes to condensed financial statements.

Schedule II

                 AMERICAN BANKERS INSURANCE GROUP, INC. (PARENT)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                                         1997             1996           1995
                                                                         ----             ----           ----
Operating Activities:

Net income                                                                $114,863        $94,503        $72,260
    Adjustments to reconcile net income to net cash provided by operating activities:
     Equity in undistributed earnings of subsidiaries                      (79,708)       (73,427)       (79,523)
     (Increase) decrease in amounts due from subsidiaries                  (23,641)        28,960         (8,654)
     (Increase) decrease in accounts receivable                             (5,742)        (2,284)         1,500
     Decrease (increase) in other assets                                     1,790         (7,373)         5,346
     Increase in accrued liabilities                                         2,031            399          3,402
     Other                                                                  11,681          5,050          1,370
     Deferred income taxes                                                     232         (2,213)            27
                                                                            ------         ------         ------
     Net cash  provided (used in) by operating activities                   21,506         43,615         (4,272)
                                                                            ------         ------         ------

Investing activities:
     Increase in investment in subsidiaries                                (10,851)       (82,789)        (4,587)
     Purchase of available for sale securities                              (2,478)
     Decrease (increase) in other investments                                  236          1,636           (193)
     Payment for purchase of subsidiaries, net of cash acquired             (3,279)       (46,742)       (17,034)
                                                                            ------        -------        -------
     Net cash used in investing activities                                 (16,372)      (127,895)       (21,814)
                                                                           -------       --------        -------

Financing activities:
     Purchase of treasury stock                                             (6,684)          (175)          (893)
     Proceeds from issuance of common stock                                  4,004          1,898          1,248
     Proceeds from issuance of preferred stock                                            111,781
     Proceeds from issuance of short-term debt - other                      31,427        138,147         50,000
     Proceeds from issuance of long-term debt - other                                                     81,000
     Repayment of long-term debt - other                                    (9,200)        (4,683)        (4,683)
     Repayment of short-term debt - other                                                (144,830)       (86,000)
     Cash dividends paid to stockholders                                   (24,761)       (17,951)       (14,824)
                                                                           -------        -------        -------
     Net cash provided by financing activities                              (5,214)        84,187         25,848
                                                                           -------        -------        -------
     Net decrease in cash                                                      (80)           (93)          (238)

     Cash at beginning of year                                                 366            459            697
                                                                           -------        -------        -------

     Cash at end of year                                                      $286           $366           $459
                                                                           =======        =======        =======

See accompanying notes to condensed financial statements

Schedule II

                 AMERICAN BANKERS INSURANCE GROUP, INC. (PARENT)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                DECEMBER 31, 1997

NOTES TO CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto of American Bankers Insurance Group, Inc. and subsidiaries.

The Company is scheduled to repay the LESOP note at a yearly amount of $2,125,000 plus interest. For a description of short-term and long-term debt payable to others and related information see Note 7 to the Consolidated Financial Statements on page 64 in Part II Item 8 of this report. For a description of the Company's commitments and contingencies, see Note 11 to the Consolidated Financial Statements on page 75 in Part II Item 8 of this report.

Certain items in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

Schedule III

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                       SUPPLEMENTARY INSURANCE INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)


                                            Future                        Other Policy                       Net
                         Deferred Policy    Policy          Unearned         Claim          Premium       Investment
                           Acquisition     Benefits         Premiums        Benefits        Revenue         Income*
                           -----------     --------         --------        --------        -------       ----------
1997
----
Life & Health                $212,749          $311,181        $544,940        $214,299        $405,741       $57,268
Property & Casualty           245,540                           891,094         341,498       1,048,042        76,806
Other                                                                                                              41
                             --------          --------        --------        --------        --------       -------
Total                        $458,289          $311,181      $1,436,034        $555,797      $1,453,783      $134,115
                             ========          ========      ==========        ========      ==========      ========

1996
----
Life & Health                $167,686          $291,756        $419,573        $189,700        $383,965       $47,604
Property & Casualty           220,307                           871,569         297,896         994,520        69,960
Other                                                                                                           3,636
                             --------          --------        --------        --------        --------       -------
Total                        $387,993          $291,756      $1,291,142        $487,596      $1,378,485      $121,200
                             ========          ========      ==========        ========      ==========      ========

1995
----
Life & Health                $146,548          $275,250        $399,500        $161,926        $377,108       $40,249
Property & Casualty           164,331                           779,367         242,819         863,605        58,415
Other                                                                                                             736
                             --------          --------        --------        --------        --------       -------
Total                        $310,879          $275,250      $1,178,867        $404,745      $1,240,713       $99,400
                             ========          ========      ==========        ========      ==========       =======

                             Benefits
                             Claims and                      Other           Net
                             Loss           Amortization    Operating      Premiums
                             Expenses         of DAC        Expenses       Written**
                             --------         ------        --------       ---------
1997
----
Life & Health                $184,003          $162,218     $ 34,263        $211,816
Property & Casualty           348,604           427,899      275,014       1,085,076
Other                                                         13,542
                             --------          --------     --------        --------
Total                        $532,607          $590,117     $322,819       1,296,892
                             ========          --------     --------       ---------



1996
----
Life & Health                $176,935           $93,843      $91,700        $152,681
Property & Casualty           346,089           404,012      250,532       1,092,166
Other                                                         12,449
                             --------          --------     --------        --------
Total                        $523,024          $497,855     $354,681      $1,244,847
                             ========          ========     ========      ==========

1995
----
Life & Health                $168,899           $91,953      $96,105        $196,596
Property & Casualty           294,231           357,796      206,190         982,985
Other                                                         25,900
                             ========          --------     --------        --------
Total                        $463,130          $449,749     $328,195      $1,179,581
                             ========          ========     ========      ==========








* Excluding net realized investment gains of $10,394, $7,812, and $721 for 1997, 1996 and 1995, respectively.
**Excluding Life and Annuity premiums.

Schedule IV

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                                   REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (IN THOUSANDS)

                                                                                        Assumed                       Percentage of
                                                 Gross        Ceded to other           from other                     amount assumed
                                                 amount          companies             companies        Net amount        to net
                                                 ------          ---------             ---------        ----------        ------
1997
----
Life insurance in force                        $43,128,980       $20,274,140          $10,564,799       $33,419,639       31.61%
                                               ===========       ===========          ===========       ===========       ======
Premiums:
Life insurance                                     388,527           228,231               79,402           239,698       33.13%
Accident & Health insurance*                       496,862           218,945               17,473           295,391        5.92%
Property & Liability insurance                   1,560,018           709,243               67,920           918,695        7.39%
                                                 ---------           -------               ------           -------        -----

Total premiums                                  $2,445,407        $1,156,419             $164,795        $1,453,784       11.34%
                                                ==========        ==========             ========        ==========       ======

1996
----
Life insurance in force                        $37,851,887       $18,270,339          $10,852,864       $30,434,412        35.7%
                                               ===========       ===========          ===========       ===========        =====
Premiums:
Life insurance                                    $357,795          $190,201              $47,825          $215,419        22.2%
Accident & Health insurance*                       469,532           213,834               26,688           282,386         9.5%
Property & Liability insurance                   1,411,964           594,173               62,889           880,680         7.1%
                                                ----------          --------             --------        ----------        ----
Total premiums                                  $2,239,291          $998,208             $137,402        $1,378,485        10.0%
                                                ==========          ========             ========        ==========        =====

1995
----
Life insurance in force                        $41,916,797       $10,522,839             $791,405       $32,185,363         2.4%
                                               ===========       ===========             ========       ===========         ----
Premiums:
Life insurance                                    $285,100          $123,004              $40,329          $202,425        19.9%
Accident & Health insurance*                       376,010           151,155               35,870           260,725        13.8%
Property & Liability insurance                   1,169,333           493,268              101,498           777,563        13.1%
                                                ----------          --------             --------        ----------        -----
Total premiums                                  $1,830,443          $767,427             $177,697        $1,240,713        14.3%
                                                ==========          ========             ========        ==========        =====


*Includes premiums from both the life and property and casualty segments.

Schedule VI

                     AMERICAN BANKERS INSURANCE GROUP, INC.
            SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY
                              INSURANCE OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                               Claims and Claim Adjustment Expenses
                                                                          Incurred Related To
                                                                                                             Paid Claims and
                                                                                                                 Claim
                                                                                                               Adjustment
                                                                 Current Year          Prior Years *            Expenses
                                                            ----------------------- -------------------- -------------------------
1997
----

Consolidated Property and Casualty Entities                        $350,650              ($2,046)                $340,306

1996
----

Consolidated Property and Casualty Entities                        $345,857                 $232                 $313,299

1995
----

Consolidated Property and Casualty Entities                        $285,119               $9,112                 $261,463



Information otherwise required in the Schedule is provided in Schedule III.

*1995 amount has been restated to reflect the reclassification of credit bond losses in Schedule III, approximately $8,000.

ITEM 9
------

     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

PART III
--------

ITEM 10
-------

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------

         a.       Identification Of Directors And Executive Officers
                  --------------------------------------------------

NAME                         AGE          BUSINESS EXPERIENCE AND DIRECTORSHIPS
----                         ---          -------------------------------------

R. Kirk Landon               68           Director (since 1980); Chairman of
                                          the Board (since 1980), Chief
                                          International Officer (since 1996)
                                          and Chief Executive Officer of the
                                          Company (1980-1995); Chief
                                          International Officer of ABIC and
                                          ABLAC (since 1996); Director (since
                                          1982), President (1977-1988) and
                                          Chief Executive Officer (1979-1995)
                                          of ABIC; Director (since 1980),
                                          President (1979-1988) and Chief
                                          Executive Officer (1979-1995) of
                                          ABLAC; Director, CALAC (since 1988);
                                          Director, CAPIC (since 1992);
                                          Director, BICL (since 1990); Vice
                                          Chairman, Board of Trustees, Barry
                                          University (university), Miami
                                          Shores, FL (since 1983); Chairman
                                          and Director, Federal Reserve Bank
                                          of Atlanta (Miami Branch) Miami, FL
                                          (since 1991); Director, Mayor's
                                          Jewelers (jewelry retailers), Coral
                                          Gables, FL (since 1987).

Gerald N. Gaston             65           Director (since 1980); President and
                                          Chief Executive Officer (since
                                          1996), President and Vice Chairman
                                          of the Board (since 1980), President
                                          and Chief Operating Officer of the
                                          Company (1980-1995); Chief Executive
                                          Officer (since 1996), Chief
                                          Operating Officer (1980-1995),
                                          Chairman of the Board (since 1993)
                                          and Vice Chairman of the Board
                                          (1979-1992) of ABIC and ABLAC (since
                                          1993); Chairman of the Board, ARIC,
                                          VGI, VLIC, and VLHIC (since 1993);
                                          Director, BALAC (since 1991).

William H. Allen, Jr.        62           Director (since 1992); Vice
                                          Chairman, NationsBank, N.A. (South)
                                          (banking), Miami, FL (since 1996);
                                          Chairman of the Board and Chief
                                          Executive Officer, Intercontinental
                                          Bank, (commercial banking), Miami,
                                          FL (1987-1995); Director Winsloew
                                          Furniture Group (furniture
                                          manufacturer and distributor),
                                          Pompano Beach, FL (since 1993);
                                          Director, Decorator Industries
                                          (manufacturer of accessories for
                                          hospitality, recreation vehicle and
                                          manufactured housing industries),
                                          Ft. Lauderdale, FL (since 1995).

Nicholas A. Buoniconti         57           Director (since 1993); Vice
                                            Chairman, Chief Operating Officer
                                            and Director, Columbia Laboratories,
                                            Inc. (pharmaceutical distribution),
                                            Hollywood, FL (since 1992); Partner,
                                            Nicholas A. Buoniconti, P.A.,
                                            (attorneys-at-law), Miami, FL
                                            (1990-1992); President and Chief
                                            Operating Officer, UST,
                                            (conglomerate), Greenwich, CT
                                            (1983-1989); Director, BALAC (since
                                            1993); Director, Innkeepers USA (own
                                            and manage hotels), Palm Beach, FL
                                            (since 1995); Director, The Sports
                                            Authority (sporting goods), Ft.
                                            Lauderdale, FL (since 1996).

Armando M. Codina               51          Director (since 1987); Chairman of
                                            the Board of Codina Group Inc. (real
                                            estate development), Coral Gables,
                                            FL (since 1989); Director,
                                            Winn-Dixie Stores, Inc. (food
                                            stores), Jacksonville, FL (since
                                            1987); Director, BellSouth
                                            Corporation (communications),
                                            Atlanta, GA (since 1992); Director,
                                            FPL Group, Inc. (electric utility),
                                            Juno Beach, FL (since 1995);
                                            Director, AMR, Inc. (airline),
                                            Dallas, TX (since 1995).

Peter J. Dolara                60           Director (since 1995);
                                            Officer/Senior Vice President,
                                            American Airlines (airline), Coral
                                            Gables, FL (since 1971); Director,
                                            SunTrust, Miami, FL (since 1997).

Daryl L. Jones                 42           Director (since 1994); State of
                                            Florida Senator District 40 (since
                                            1992); Major/Lt. Col. F16 Pilot,
                                            U.S. Air Force Reserves (since
                                            1989); Of Counsel/Attorney, Adorno &
                                            Zeder, P.A. (attorneys-at-law),
                                            Miami, FL (since 1996); Investment
                                            Banker (since 1997), Executive Vice
                                            President, Douglas James Securities,
                                            Inc. (investment banking)
                                            (1994-1996); Of Counsel/Attorney,
                                            Fowler, White, et al., P.A.
                                            (attorneys-at-law), Miami, FL
                                            (1992-1996).

James F. Jorden                56           Director (since 1982); Senior
                                            Managing Partner, Jorden Burt Boros
                                            Cicchetti Berenson & Johnson LLP
                                            (attorneys-at-law), Miami, FL (since
                                            1988).

Jack F. Kemp                   62           Director (since 1995, with break in
                                            service September 1996 through
                                            November 1996); Co-Director, Empower
                                            America (public policy/think tank),
                                            Washington, DC (since 1993);
                                            Secretary, U.S. Department of
                                            H.U.D., Washington, D.C.
                                            (1990-1993); Director, Landair
                                            Services (air transport service),
                                            Greenville, TN (since 1993);
                                            Director, Oracle

                                            (database software provider),
                                            Redwood Shores, CA (since 1995);
                                            Director, Columbus Trust Realty
                                            (Real Estate Investment Trust),
                                            Dallas, TX (since 1993); Director,
                                            Cyrix (designer, developer and
                                            manufacturer of high performance
                                            processors for personal computers),
                                            Richardson, TX (since 1993);
                                            Director, World Corp. (air
                                            transportation services and
                                            transaction processing), Herndon, VA
                                            (since 1995).

Bernard P. Knoth, S.J.         49           Director (since 1997); President,
                                            Loyola University (university), New
                                            Orleans, LA (since 1995); Associate
                                            Dean of Georgetown University
                                            (university), Washington, D.C.
                                            (1993-1995).

Eugene M. Matalene, Jr.        50           Director (since 1990); President,
                                            Strada Capital (merchant banking),
                                            New York, NY (since 1997); Managing
                                            Director, Furman Selz (investment
                                            banking), New York, NY (1996-1997);
                                            Managing Director, PaineWebber
                                            Incorporated (investment banking),
                                            New York, NY (1987-1996).

Albert H. Nahmad               57           Director (since 1993); President,
                                            Chairman of the Board and Chief
                                            Executive Officer, Watsco, Inc.
                                            (distributor of residential central
                                            air conditioners), Miami, FL (since
                                            1973); Director, Panama Canal
                                            Commission (since 1995); Board
                                            member, Florida Council of 100
                                            (advisory board to the Governor of
                                            Florida) (since 1994); Chairman of
                                            the Board of Directors, Miami
                                            Children's Hospital Foundation,
                                            Miami, FL (since 1990); Director
                                            Mayor's Jewelers, Miami, FL (jewelry
                                            retailers) (since 1995); Director,
                                            Pediatrix Medical Group (physician
                                            management services) (since 1996).

Nicholas J. St. George         59           Director (since 1983); President,
                                            Chief Executive Officer (since 1979)
                                            and Director (since 1972) of Oakwood
                                            Homes Corporation (manufacturer,
                                            retailer and financier of
                                            mobile/manufactured homes),
                                            Greensboro, NC; Director, Legg
                                            Mason, Inc. (investment banking),
                                            Baltimore, MD (since 1983);
                                            Director, Carey International, Inc.,
                                            (limousine services), Washington,
                                            D.C. (since 1997).

Robert C. Strauss              56           Director (since 1992); Director,
                                            President and CEO, Noven
                                            Pharmaceuticals (drug delivery
                                            company), Miami, FL (since 1997);
                                            President and Chief Operating
                                            Officer, Ivax (generic drug maker)
                                            (1997); President and Chief
                                            Executive Officer, Cordis, a Johnson
                                            & Johnson company (1996-1997),
                                            Miami, FL; Chairman, President,
                                            Chief Executive

                                            Officer, Chief Financial Officer
                                            (1983-1995) and Director (since
                                            1987), Cordis Corporation,
                                            (manufacturer of internal medical
                                            devices), Miami, FL; Director,
                                            Columbia Labs (pharmaceutical
                                            distribution), Miami, FL (since
                                            1995); Director, Cardio Genesis
                                            Corp., (manufacturer of medical
                                            devices for the heart), Sunnyvale,
                                            CA (since 1996).

George E. Williamson, II       52           Director (since 1985); President,
                                            Williamson Cadillac Company,
                                            (automobile dealer), Miami, FL
                                            (since 1967); President, Williamson
                                            Saturn, Inc., d/b/a Saturn of
                                            Dadeland and Saturn of West Dade
                                            (automobile dealer), Miami, FL
                                            (since 1991 and 1995, respectively);
                                            Director, Northern Trust Bank of
                                            Florida, N.A. (banking), Miami, FL
                                            (since 1988).

Eugene E. Becker               48           Chief Marketing Officer of the
                                            Company (since 1996), Chief
                                            Executive Officer (since 1996) of
                                            ABIC and ABLAC; Executive Vice
                                            President (since 1991) of the
                                            Company; Chief Executive Officer of
                                            VGI, VLHIC, and VLIC (1996); Chief
                                            Marketing Officer of the Company
                                            (1991-1995); President of ABIC
                                            (1989-1996); Executive Vice
                                            President of ABLAC (1983-1989);
                                            Director, Financial Markets of ABIC
                                            and ABLAC (since 1983); Director
                                            (1989-1996), CEO (1996); President
                                            (1993-1996) of ARIC; Chairman of the
                                            Board (since 1991) of BALAC;
                                            Director of BARC (since 1995);
                                            President (1993-1996) and Chief
                                            Operating Officer (1993-1995) of
                                            VGI, VLHIC, and VLIC.

P. Bruce Camacho               40           Executive Vice President of Investor
                                            Relations and International
                                            Development of ABIC and ABLAC (since
                                            1996); First Senior Vice President
                                            of ABIC and ABLAC (1995-1996); Vice
                                            President of Investor Relations,
                                            ABIC and ABLAC (1994-1995); Vice
                                            President Sales and Marketing
                                            Support (1993); Director of CALAC
                                            and CAPIC (since 1996); Director of
                                            BIG and ABSV (1997).

Floyd G. Denison              54            Executive Vice President - Finance
                                            of the Company, ABIC and ABLAC
                                            (since 1995); Executive Vice
                                            President and Director, Corporate
                                            Asset Management of the Company
                                            (1993-1995); Treasurer of the
                                            Company (1986-1991); Executive Vice
                                            President, Investments of ABIC and
                                            ABLAC (since 1996), Senior Vice
                                            President, Investments of ABIC and
                                            ABLAC (1983-1996); Vice President of
                                            BALAC (since 1991); Chairman of the
                                            Board of BARC (since 1996); Director
                                            of BICL (1995-1996); Director of

                                            VIIC, VLIC, VLHIC (since 1996);
                                            Director of VPCIC (since 1993).

Jay R. Fuchs                   42           President of ABLAC (since 1993);
                                            President of ABIC (since 1995);
                                            Executive Vice President of ABIC
                                            (1996); Director, ABIC and ABLAC
                                            (since 1991); Executive Vice
                                            President, Financial Markets of ABIC
                                            and ABLAC (1988-1991); Director
                                            (since 1991) and President (since
                                            1996) of BALAC; Director of VLIC and
                                            VLHIC (since 1993); Director of VGI
                                            (1993-1995), VIIC, VPCIC (since
                                            1993).

Leonardo F. Garcia             47           Vice President and Treasurer of the
                                            Company (since 1996); Secretary of
                                            the Company (1994-1996); Senior Vice
                                            President and Chief Investment
                                            Officer of ABIC and ABLAC (since
                                            1996); Senior Vice President and
                                            Secretary, Corporate Planning and
                                            Acquisitions of ABIC and ABLAC
                                            (1994-1996); Vice President of
                                            Investments (1993-1995); Secretary
                                            of VGI (1994-1996); Assistant
                                            Secretary of ARIC (1995-1996)
                                            Director (since 1995) and Secretary
                                            (1994-1996) of BALAC; Secretary of
                                            CALAC and CAPIC (1994-1996);
                                            Director and Secretary of BARC
                                            (1995-1996); Secretary of VGI and
                                            VPCIC (1994-1996); Assistant
                                            Secretary of VIIC, VLIC and VLHIC
                                            (1994-1996).

Arthur W. Heggen               52           Secretary of the Company (since
                                            1996); Vice President and Treasurer
                                            of the Company (1991-1996); Vice
                                            President and Principal Accounting
                                            Officer of the Company (1990-1991);
                                            Senior Vice President (since 1990),
                                            Secretary (since 1996) of ABIC and
                                            ABLAC; Vice President of BALAC
                                            (1995-1996); Secretary and Director
                                            of BALAC (since 1996); Secretary of
                                            VGI, VPCIC, CALAC, and CAPIC (since
                                            1996); Assistant Secretary VIIC,
                                            VLIC, and VLHIC (since 1996).

Robert F. Hill                 35           Chief Accounting Officer of the
                                            Company (since 1996); Senior Vice
                                            President and Chief Accounting
                                            Officer of ABIC and ABLAC (since
                                            1996); Vice President of ARIC
                                            (1995-1996); Audit Manager, Price
                                            Waterhouse (accounting firm)
                                            (1993-1995).

Jason J. Israel                45           Executive Vice President,
                                            Administration (since 1996);
                                            Executive Vice President,
                                            Operations, of ABIC and ABLAC
                                            (1993-1995); Senior Vice President,
                                            Financial Operations, of ABIC and
                                            ABLAC (1992); Senior Vice

                                            President, Profits, of ABIC and
                                            ABLAC (1990-1992); Vice President of
                                            BALAC (since 1995); Executive Vice
                                            President of CALAC and CAPIC
                                            (1995-1997).

Michael T. Ray                 43           Executive Vice President,
                                            Information Services of ABIC and
                                            ABLAC (since 1996); First Senior
                                            Vice President, Personal and
                                            Financial Sales, of ABIC and ABLAC
                                            (1994-1995); First Senior Vice
                                            President, Marketing Director, of
                                            ABIC and ABLAC (1992-1994); Senior
                                            Vice President, Financial Insurance
                                            Processing, of ABIC and ABLAC
                                            (1990-1992).

Stephen T. Williams            45           Executive Vice President,
                                            Subsidiaries (since 1996) of the
                                            Company; Chief Executive Officer of
                                            VGI, VIIC, VLIC, VLHIC, VPCIC and
                                            ARIC (since 1996); Executive Vice
                                            President, Marketing Director, of
                                            ABIC and ABLAC (since 1996); First
                                            Senior Vice President, Marketing
                                            Director, of ABIC and ABLAC
                                            (1994-1995); Senior Vice President,
                                            Regional Sales, of ABIC and ABLAC
                                            (1988-1993); Director of BALAC
                                            (since 1991); President (1991-1995)
                                            and Executive Vice President of
                                            BALAC (since 1996).

         b.       Involvement in Certain Legal Proceedings
                  ----------------------------------------

         None of the Directors or Executive Officers named above are involved in legal proceedings required to be disclosed under Item 401(f) of Regulation S-K.

         c.       Compliance with Section 16 Reporting Requirements
                  -------------------------------------------------

         Under the U.S. federal securities laws, the Company's directors, certain officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their ownership of the Company's Common Stock and $3.125 Series B Preferred Stock and any changes in that ownership to the Securities and Exchange Commission and the National Association of Securities Dealers, until June 1997 and the New York Stock Exchange. Specific due dates for these reports have been established and the Company is required to report any failure to file by these dates during 1997. All of these filing requirements were satisfied by these persons, with the exception of Messrs. Gaston, MacNeill, and Nahmad. Each of these individuals are directors of the Company and Mr. Gaston is also an executive officer of the Company. Mr. Gaston transferred, by gift, to his wife 22,000 shares of Common Stock on September 19, 1997 and failed to report the gift on his Form 5 filed on February 13, 1998. An amended Form 5 was filed on February 26, 1998. Mr. MacNeill failed to timely report 18,745 shares received in May 1997. A Form 4 was filed on July 9, 1997 to report this transaction. Mr. Nahmad failed to file on a timely basis 11,000 shares sold by Watsco, Inc. on October 31, 1997. A Form 4 was filed on January 9, 1998 to report this transaction. In making these statements, the Company has relied on the written representations of its incumbent directors, officers, and its ten percent holders and copies of the reports that they have filed with the Commission.

ITEM 11
-------

         EXECUTIVE COMPENSATION
         ----------------------

         a.       SUMMARY COMPENSATION TABLE
                  --------------------------

         The Summary Compensation Table below indicates the cash compensation paid by the Company and its subsidiaries as well as certain other compensation paid or accrued for the Chief Executive Officer and the four other highest paid executive officers, for services rendered in all capacities during the fiscal years ended December 31, 1997, 1996 and 1995, respectively.

                                               Annual Compensation                      Long Term Compensation Awards
   ---------------------------- -------------------------------------------------- ----------------------------------------
   Name and Principal Position   Year   Salary($)   Bonus($)(1)    Other Annual    Restricted  Options/      All Other
                                                                   Compensation      Stock       SARs       Compensation
                                                                      ($)(2)       Awards       (#)(3)         ($)(5)
                                                                                   ($)(3)(4)
   ---------------------------- ------- ----------- ------------- ---------------- ----------- ---------- -----------------
   R. Kirk Landon                 1997     618,269       519,200           ---        ---         ---               37,531
   Chairman and Chief
   International Marketing
   Officer of ABIG
                                ------- ----------- ------------- ---------------- ----------- ---------- -----------------
                                  1996     544,135       454,600        ---           ---         ---               21,728
                                ------- ----------- ------------- ---------------- ----------- ---------- -----------------
                                  1995     482,992       437,000        ---           ---         ---               18,954
   ---------------------------- ------- ----------- ------------- ---------------- ----------- ---------- -----------------
   Gerald N. Gaston               1997     672,115       986,200        ---           ---         ---               37,623
   President, Vice Chairman
   and Chief Executive
   Officer of ABIG
                                ------- ----------- ------------- ---------------- ----------- ---------- -----------------
                                  1996     560,481       919,100        ---           ---         ---               21,728
                                ------- ----------- ------------- ---------------- ----------- ---------- -----------------
                                  1995     428,230       405,600        ---           ---         ---               18,954
   ---------------------------- ------- ----------- ------------- ---------------- ----------- ---------- -----------------
   Eugene E. Becker               1997     292,385       238,800        ---           170,625      9,000            37,623
   Executive Vice President
   and Chief Marketing
   Officer of ABIG
                                ------- ----------- ------------- ---------------- ----------- ---------- -----------------
                                  1996     253,423       229,900        ---           123,000      4,500            21,728
                                ------- ----------- ------------- ---------------- ----------- ---------- -----------------
                                  1995     230,973       171,600        ---            84,700      4,200            18,954
   ---------------------------- ------- ----------- ------------- ---------------- ----------- ---------- -----------------
   Jay R. Fuchs                   1997     224,951       165,900        ---           136,500      7,200            37,669
   President of ABLAC and
   ABIC

                                ------- ----------- ------------- ---------------- ----------- ---------- -----------------
                                  1996     194,329       159,200        ---            90,200      3,300            21,728
                                ------- ----------- ------------- ---------------- ----------- ---------- -----------------
                                  1995     178,310       125,800        ---            66,550      3,300            18,954
   ---------------------------- ------- ----------- ------------- ---------------- ----------- ---------- -----------------
   Floyd G. Denison               1997     193,654       135,300        ---           136,500      7,200            37,669
   Executive Vice President
   of Finance
                                ------- ----------- ------------- ---------------- ----------- ---------- -----------------
                                  1996     179,393       101,800        ---            82,000      3,000            24,847
                                ------- ----------- ------------- ---------------- ----------- ---------- -----------------
                                  1995     159,198        72,200        ---            48,400      2,400            18,954
   ---------------------------- ------- ----------- ------------- ---------------- ----------- ---------- -----------------


---------------

(1) Estimated. Bonuses earned during a fiscal year are not paid until May of the following fiscal year.

(2) Officers also receive certain perquisites and personal benefits; however, such items do not exceed the lesser of $50,000 or 10% of such Officer's salary and bonus and, therefore, are not required to be reported.
(3) Officers receive options with underlying Restricted Stock under the 1997 Equity Incentive Plan ("Incentive Plan"). The options are not exercisable until May 23, 1998. Under the Incentive Plan, the grantees were given options which upon the exercise the grantee will receive one "Primary Share" and two additional shares of "Restricted Shares" for each option. The Restricted Shares vest three years from the date of exercise of the related option. Holders of Restricted Shares are entitled to receive dividends equal to those granted to the holders of the Company's Common Stock and are entitled to vote such shares. The exercise price for the Primary Shares was $28.4375. The number of shares underlying the options granted and the exercise price have been adjusted for the two-for-one split declared on August 29, 1997.
(4) At December 31, 1997, Restricted Shares of Common Stock held by the executive officers named in the table and the market value thereof were as follows: Mr. Landon, 81,000 shares acquired under the 1991 Stock Option/Restricted Stock Award Plan (the "1991 Plan"), $3,720,938; Mr. Becker 11,600 acquired under the Senior Management Stock Option Plan (the "Senior Plan"), $532,875; Mr. Fuchs, 13,200 under the Senior Plan, $606,375; and Mr. Denison 7,200 under the Senior Plan, $330,750.
(5) For 1997, this amount represents the allocation of shares of the Company's Common Stock under the Company's Leveraged Employee Stock Ownership Plan. Mr. Landon, Mr. Gaston, Mr. Becker, Mr. Fuchs and Mr. Denison were allocated 817, 819, 819, 820 and 820 shares, respectively. The value is based on the market value at year-end of $45.9375 multiplied by the number of shares allocated to each named executive officer.

         b.       Option Grants In 1997
                  ---------------------

         The following table sets forth information with regard to grants of stock options to each of the named executive officers during the year ended December 31, 1997. Grants were made under the 1997 Equity Incentive Plan (the "Incentive Plan"). No SARs have been granted.

                                                                                           Potential
                                                                                           Realizable
                                                                                           Value at
                                                                                            Assumed
                                                                                         Annual Rates
                                                                                           of Stock
                            Number of                                                        Price
                            Securities                                                    Appreciation
                            Underlying       % of Total                                    for Option
                             Options      Options Granted   Exercise of                       Term
                             Granted      to Employees in    Base Price     Expiration   --------------- --------------
          Name              (#)(1)(2)     Fiscal Year (3)     ($/sh)(2)         Date        5%($)(4)       10%($)(4)
   ------------------- ----------------- ----------------- ------------- -------------  --------------- --------------
   R. Kirk Landon                    --                --            --             --              --             --
   ------------------- ----------------- ----------------- ------------- -------------- --------------- --------------
   Gerald N. Gaston                  --                --            --             --              --             --
   ------------------- ----------------- ----------------- ------------- -------------- --------------- --------------
   Eugene E. Becker               9,000              2.5%       28.4375        5/23/00         341,851        405,827
   ------------------- ----------------- ----------------- ------------- -------------- --------------- --------------
   Jay R. Fuchs                   7,200                2%       28.4375        5/23/00         273,481        324,661
   ------------------- ----------------- ----------------- ------------- -------------- --------------- --------------
   Floyd G. Denison               7,200                2%       28.4375        5/23/00         273,481        324,661
   ------------------- ----------------- ----------------- ------------- -------------- --------------- --------------


(1) See footnote (3) under Summary Compensation Table of this 10-K for material terms of the options granted.
(2)      Adjusted for the two-for-one split declared on August 29, 1997.
(3) As a percentage of options granted under the Incentive Plan. During 1997, options for 354,200 underlying shares were granted under the Incentive Plan which includes options for 23,400 underlying shares granted to the named executive officers.
(4) Assumed annual rates of appreciation of 5% and 10% would result in the price of the Company's Common Stock increasing to $47.463 and $54.571, respectively.

         c. Aggregated Option Exercises In 1997 And 1997 Year-end Option Values
            -------------------------------------------------------------------

         The following table sets forth information with regard to stock option exercises during 1997 by each of the named executive officers and December 31, 1997 values of all unexercised options held by such individuals.



                                                                       Number of            Value of Unexercised
                                                                Unexercised Options at     in-the-Money Options at
                                                                      12/31/97(#)(2)            12/31/97 ($)(3)
                             Shares                              ------------------------- --------------------------
                           Acquired On       Value Realized              Exercisable/              Exercisable/
       Name                Exercise (#)           ($)(1)                 Unexercisable              Unexercisable
------------------------ ---------------- --------------------- ------------------------- --------------------------
R. Kirk Landon                    56,653             2,663,958                 212,380/0                7,649,053/0
------------------------ ---------------- --------------------- ------------------------- --------------------------
Gerald N. Gaston                 122,194             5,225,669                 140,000/0                4,693,938/0
------------------------ ---------------- --------------------- ------------------------- --------------------------
Eugene E. Becker                  10,196               502,969              48,938/9,000          2,137,790/328,125
------------------------ ---------------- --------------------- ------------------------- --------------------------
Jay R. Fuchs                         ---                   ---                   0/7,200                  0/262,500
------------------------ ---------------- --------------------- ------------------------- --------------------------
Floyd G. Denison                  17,678               852,485                   0/7,200                  0/262,500
------------------------ ---------------- --------------------- ------------------------- --------------------------

---------------

(1) Market value of shares acquired at date of exercise minus exercise price for those shares.
(2) All unexercised options include options that were granted under the 1987 Executive Stock Option/Dividend Accrual Plan; 160,000 shares for Mr. Landon and 140,000 shares for Mr. Gaston which are issuable upon conversion of the debentures granted under the 1994 ABIG Key Executive Debenture Plan; and options granted under the 1997 Equity Incentive Plan (the "Incentive Plan"). See note (3) for the Summary Compensation Table and the accompanying table disclosure for additional information regarding the options granted under the Incentive Plan.
(3)      Market value at year-end minus exercise price.

         d.       Retirement Plans
                  ----------------

         The Company has a non-contributory pension plan covering substantially all of its employees. The Company contributes such amounts as are necessary, on an actuarial basis, to provide the plan with assets sufficient to meet the benefits to be paid to plan members. Contributions under the plan are based on length of service and average annual compensation. Compensation includes normal salary and wages and does not include bonuses, overtime pay, reimbursements or special pay. Upon normal retirement, age 65, the participant's monthly benefit will be equal to 2% of the "average monthly earnings" multiplied by the number of years of service to the Company less 50% of the monthly primary social security benefits to which the individual is entitled. The participant's "average monthly earnings" equals the average monthly compensation for the highest 60 consecutive months of compensation within the last 120 months immediately preceding retirement. There was no actuarially-determined pension expense as a result of the plan reaching the full funding limitation.

         On August 24, 1991, the Board of Directors approved the Non-qualified Supplemental Benefit Plan. The plan is a non-qualified, unfunded, deferred compensation arrangement designed solely to equalize the total benefits certain key executives would have received under the Company's Retirement Plan, but for the limitations on benefits imposed by Section 415 of the Internal Revenue Code (as reflected in Section 7.01 of the Retirement Plan). The plan is intended to benefit the Company and its affiliates by recognizing the value of the past and present services of the key executives covered by the plan and to encourage them to continue careers with the Company and its affiliates. The Compensation and Nominating Committee administers and interprets the provisions of the plan. Participants are those key executives designated from time to time by the Board of Directors.

         Following are the estimated annual benefits under both Retirement Plans for various lengths of service and compensation levels based on the assumption that the retiree will choose a life-only benefit and is retiring at age 65 during the year 1997. Election of the other available payment options could change the benefit; however, all benefits are actuarially equivalent. For annual benefits in excess of $120,000 or salaries in excess of $150,000, assume the employee is a member of both retirement plans.

                    PENSION ACCRUAL BASED ON YEARS OF SERVICE

   Average     5 Years   10 Years   15 Years   20 Years   25 Years  30 Years   35 Years    40 Years     45 Years
   Annual      Service    Service   Service    Service    Service    Service    Service     Service     Service
   ------      -------    -------   -------    -------    -------    -------    -------     -------     -------
  $100,000       1,084     11,084    21,084     31,084     41,084     51,084     61,084      71,084      81,084
  $150,000       6,084     21,084    36,084     51,084     66,084     81,084     96,084     111,084     126,084
  $200,000      11,084     31,084    51,084     71,084     91,084    111,084    131,084     151,084     171,084
  $250,000      16,084     41,084    66,084     91,084    116,084    141,084    166,084     191,084     216,084
  $300,000      21,084     51,084    81,084    111,084    141,084    171,084    201,084     231,084     261,084
  $350,000      26,084     61,084    96,084    131,084    166,084    201,084    236,084     271,084     306,084
  $400,000      31,084     71,084   111,084    151,084    191,084    231,084    271,084     311,084     351,084
  $450,000      36,084     81,084   126,084    171,084    216,084    261,084    306,084     351,084     396,084
  $500,000      41,084     91,084   141,084    191,084    241,084    291,084    341,084     391,084     441,084
  $550,000      46,084    101,084   156,084    211,084    266,084    321,084    376,084     431,084     486,084
  $600,000      51,084    111,084   171,084    231,084    291,084    351,084    411,084     471,084     531,084
  $650,000      56,084    121,084   186,084    251,084    316,084    381,084    446,084     511,084     576,084
  $700,000      61,084    131,084   201,084    271,084    341,084    411,084    481,084     551,084     621,084
  $750,000      66,084    141,084   216,084    291,084    366,084    441,084    516,084     591,084     666,084
  $800,000      71,084    151,084   231,084    311,084    391,084    471,084    551,084     631,084     711,084
  $850,000      76,084    161,084   246,084    331,084    416,084    501,084    586,084     671,084     756,084
  $900,000      81,084    171,084   261,084    351,084    441,084    531,084    621,084     711,084     801,084

         e.       Compensation Of Directors
                  -------------------------

ANNUAL AND MEETING FEES

         Directors who are not officers or employees of the Company are paid a quarterly fee of $5,000 ($5,500, if chairman of a committee of the ABIG Board or chairman of the Boards of any subsidiary of the Company). Mr. Landon and Mr. Gaston, received no additional fees for their directorships. Directors who are not officers or employees of the Company are also paid a fee of $750 for each meeting of the Board of Directors or its committees which they attend and $375 for each meeting attended telephonically, but only one attendance fee is paid for attendance at meetings held on a single day. Directors who reside outside Miami are also reimbursed for transportation and other travel expenses. The Company's By-laws provide for indemnification of directors to the fullest extent permitted under Florida Statutes.

DIRECTORS' DEFERRED COMPENSATION PLAN

         The Company's Directors' Deferred Compensation Plan (the "Deferred Plan") was adopted by the Board of Directors of the Company in October 1980 and amended and restated in February 1994, subject to shareholder approval which was obtained on May 25, 1994. Under the Deferred Plan, directors may elect to defer the receipt of their compensation in cash or in stock equivalents. Upon termination from the Board of Directors, the Director will receive, as elected, either cash or actual shares of the Company's Common Stock for fees deferred as stock equivalents. Directors who elect to defer fees must make an election in writing prior to an annual meeting of the shareholders. All fees earned during each director's term shall be deferred until retirement, resignation or death. The deferral may be revoked with respect to future payments or the form of future payments to be deferred may be changed upon written notice delivered to the Company prior to an annual meeting of the shareholders. The revocation or change will be effective six months following receipt of the notice. For the year ended December 31, 1997, ten members of the Company's Board elected to defer their compensation under the plan. Under the Deferred Plan 200,000 shares of the Company's authorized but previously unissued Common Stock has been reserved.

NON-EMPLOYEE DIRECTORS' STOCK OPTIONS

         On May 23, 1997, shareholders approved the adoption of the American Bankers Insurance Group, Inc. 1997 Equity Incentive Plan pursuant to which non-employee directors receive grants of options to purchase 2,000 shares of Common Stock at the annual Board of Directors meeting. The options are exercisable at prices equivalent to the fair market value of the Company's common stock on the grant date. Options granted are not exercisable before the one-year anniversary nor after the fifth year anniversary from the date of the grant.

         f. Employment Contracts, Termination Of Employment And Change of Control Arrangements
                  --------------------------------------------------------------

         To help ensure that Senior Management will be prepared to function in the Company's best interests in the event of any possible change in control of the Company, whether by merger, sale or other comparable action, and to help ensure the continuing services of such officers, the Board of Directors (with only non-employee directors participating) authorized the Company originally to enter into certain contracts with selected executive officers. While there was no reason to believe that a merger or sale was imminent, the Board of Directors believed it in the best interest of the Company and its shareholders that it act at that time to avoid the need for hasty action in the future and to ensure continuity of highly qualified management.

         Severance Agreements that were entered into prior to 1989 (the "Prior Severance Agreements") provide that an officer is entitled to receive payment of an amount (the "Designated Amount") equal to twice the officer's Current Annual Salary (as defined in the Severance Agreement) in the event that the Company is Merged or Sold (as defined in the Severance Agreement), regardless of whether the officer had terminated his employment. Under the terms of the Prior Severance Agreements, the Company would be treated as having been Merged or Sold as a result of the consummation of the Merger, and the officers would be entitled to payment of an amount equal to the Designated Amount.

         Severance Agreements that were entered into after 1988 (the "Recent Severance Agreements") provide that if, within 24 months following a Change of Control (as defined in the Recent Severance Agreements) of the Company, an officer in good faith determines that there has been a significant adverse change in circumstances affecting such officer's position or status within the Company, such officer may terminate his employment and be entitled to receive payment of an amount (the "Maximum Amount") equal to the maximum amount that will not constitute a "parachute payment" as defined in Section 280G of the Code, as amended (or any successor provision or, if no such provision exists, as defined in such provision immediately prior to its repeal) and as calculated by the Company's independent auditors. The Recent Severance Agreements also provide that within fifteen (15) business days following the occurrence of a Change in Control (as defined in the Recent Severance Agreements) of the Company, the Company is required to deposit with an escrow agent an amount equal to the Maximum Amount calculated as of the date of such Change in Control.

         If, at December 31, 1997, a merger or sale had occurred as set forth above, the Company would have been obligated to make payments to Mr. Landon, Mr. Gaston, Mr. Becker, Mr. Fuchs and Mr. Denison in the amounts of $4,305,031, $4,794,732, $600,000, $460,940 and $1,507,384, respectively.

         g.       Compensation Committee Interlocks and Insiders Participation
                  ------------------------------------------------------------

         Present members of Compensation and Nominating Committee are Messrs. Robert C. Strauss (Chairman), Armando M. Codina, Nicholas A. Buoniconti, Peter
J. Dolara and Bernard P. Knoth, S. J.

ITEM 12

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         a.       Principal Shareholders
                  ----------------------

         The following persons were the only persons who on February 27, 1998, to the knowledge of the Company, owned beneficially more than 5% of the outstanding voting stock of the Company.

---------------------- --------------------------------------------------- ------------------- --------------------
                                                                           AMOUNT AND NATURE
                                                                             OF BENEFICIAL
TITLE OF CLASS         NAME AND ADDRESS OF BENEFICIAL OWNER                    OWNERSHIP       PERCENTAGE OF CLASS
---------------------- --------------------------------------------------- ------------------- --------------------
$1.00 Par Value        American International Group, Inc.
    Common Stock         70 Pine Street                                    11,654,926(a)             27.192%
                         New York, New York 10270
---------------------- --------------------------------------------------- ------------------- --------------------
                       Morgan Stanley, Dean Witter, Discover & Co.
                         1585 Broadway                                      2,203,761(b)              5.142%
                         New York, New York 10036
---------------------- --------------------------------------------------- ------------------- --------------------
                       NationsBank
                        Building 100                                        3,509,652(c)              8.188%
                        9000 Southside Boulevard
                        Jacksonville, Florida 32203
---------------------- --------------------------------------------------- ------------------- --------------------
                       R. Kirk Landon
                        11222 Quail Roost Drive                             3,052,567(d)              7.122%
                        Miami, Florida 33157-6596
---------------------- --------------------------------------------------- ------------------- --------------------

---------------

(a) Includes 8,265,626 shares acquirable within 60 days pursuant to a Stock Option Agreement dated as of December 21, 1997 between the Company and American International Group, Inc. ("AIG") (the "Stock Option Agreement") which AIG exercised on January 27, 1998 pursuant to a notice to the Company. The consummation of the purchase of these shares was subject to applicable regulatory approvals. Also, includes 3,389,300 for which AIG had shared voting and dispositive power pursuant to a Voting Agreement, dated as of December 21, 1997, between AIG and the shareholders of the Company named therein (the "Voting Agreement"). Messrs. Landon and Gaston are parties to the Voting Agreement. The Stock Option Agreement and the Voting Agreement were executed in connection with the Agreement and Plan of Merger dated as of December 21, 1997, as amended and restated as of January 7, 1998, and as amended by Amendment No. 1 thereto dated as of January 28, 1998, as amended and restated as of February 28, 1998, among the Company, AIG and AIGF, Inc., a wholly-owned subsidiary of AIG (the "Merger Agreement").

         The Stock Option Agreement, Voting Agreement and Merger Agreement were terminated as of March 23, 1998. Accordingly as of March 23, 1998 AIG no longer was the beneficial owner of any shares of Common Stock.

(b) Based upon information supplied to the Company, Morgan Stanley, Dean Witter, Discover & Co. ("Morgan Stanley") beneficially owns 2,203,761 shares and has shared dispositive power over these shares. Of these shares, Morgan Stanley has shared voting power with respect to 1,632,161 shares and no voting power with respect to the remaining shares.

(c) The American Bankers Insurance Group, Inc. Leveraged Employee Stock Ownership Trust is the beneficial owner of 3,509,652 shares. The Trustee, NationsBank, has sole voting power with respect to 435,060 shares and shared voting power with respect to 3,074,592 shares.

(d) Includes 1,024,342 shares owned by Mr. Landon directly; 81,000 Restricted Shares under the 1991 Stock Option/Restricted Stock Award Plan owned by Mr. Landon directly; 1,370,450 owned by the Landon Corporation, of which Mr. Landon is the controlling shareholder; 132,000 shares owned by R. Kirk/B. Landon Foundation, of which Mr. Landon is a director; 129,824 shares owned directly by the R. Kirk Landon Revocable Trust, for which Mr. Landon is the trustee; 14,919 shares allocated under the Company's Leveraged Employee Stock Ownership Plan; 52,380 options to purchase shares granted under the 1987 Executive Stock Option/Dividend Accrual Plan; 27,652 shares acquirable under the 1994 Amended and Restated Directors' Deferred Compensation Plan. Includes 40,000 shares subject to option exercise granted by Mr. Landon to Jack Kemp on May 24, 1995. The options are exercisable at $14.50 per share and expire on May 24, 2000. Includes 220,000 shares owned by Mr. Landon's wife for which Mr. Landon disclaims beneficial ownership.

         As of February 27, 1998, Mr. Landon shared voting and dispositive power with AIG over the shares for which Mr. Landon is the beneficial owner pursuant to the Voting Agreement. The Voting Agreement was terminated on March 23, 1998. Accordingly, as of March 23, 1998, AIG no longer shared voting or dispositive power over the shares for which Mr. Landon is the beneficial owner.

                         SECURITY HOLDING OF MANAGEMENT

         The following table sets forth the amount of Common Stock beneficially owned or acquirable within 60 days by each director, director emeritus, named executive officers, and directors and executive officers of the Company as a group as of February 27, 1998:

                                                                   AMOUNT OF
                                                                    SHARES               PERCENTAGE
                                                                 BENEFICIALLY                OF
NAME                                                                OWNED                 OWNERSHIP
----                                                             ------------             ---------
William H. Allen, Jr..........................................       12,041  (a)                 *
Nicholas A. Buoniconti........................................       15,150  (b)                 *
Armando M. Codina.............................................       43,290  (c)                 *
Peter J. Dolara...............................................       11,945  (d)                 *
Gerald N. Gaston..............................................      639,621  (e)              1.492%
Daryl L. Jones................................................        4,652  (f)                 *
James F. Jorden...............................................       11,700  (g)                 *
Jack F. Kemp..................................................       40,000  (h)                 *
Bernard P. Knoth..............................................           --    *
R. Kirk Landon................................................    3,052,567  (i)              7.122%
Eugene M. Matalene, Jr........................................       10,000  (j)                 *
Albert H. Nahmad..............................................       15,355  (k)                 *
Nicholas J. St. George........................................       15,985  (l)                 *
Robert C. Strauss.............................................       15,340  (m)                 *
George E. Williamson II.......................................       37,668  (n)                 *
Eugene E. Becker..............................................      213,625  (o)                 *
Floyd C. Denison.............................................       107,486  (p)                 *
Jay R. Fuchs.................................................        83,790  (q)                 *
Bernard Janis**..............................................           718    *
John P. Laborde**.............................................        1,000    *
Malcolm G. MacNeill**.........................................       74,384  (r)                 *
Directors and Executive Officers as a Group
    (26 persons including those named above)..................    4,621,165  (s)             10.782%

-----------

(a) Includes 2,041 shares acquirable under the 1994 Amended and Restated Directors' Deferred Compensation Plan (the "Deferred Plan"), and 2,000 shares acquirable under the 1994 Non-Employee Directors' Stock Option Plan (the "Non-Employee Directors' Plan").
(b) Includes 7,150 shares acquirable under the Deferred Plan and 6,000 shares acquirable under the Non-Employee Directors' Plan.
(c) Includes 23,290 shares acquirable under the Deferred Plan and 6,000 shares acquirable under the Non-Employee Directors' Plan.

(d) Includes 1,000 shares owned by Mr. Dolara's wife; 3,000 shares owned by his children; 2,945 shares acquirable under the Deferred Plan and 4,000 shares acquirable under the Non-Employee Directors' Plan.
(e) Includes 600,436 shares owned by Mr. Gaston directly; 22,000 shares owned by Mr. Gaston's wife; 2,266 shares owned by Mr. Gaston's son; and 14,919 shares allocated under the Company's Leveraged Employee Stock Ownership Plan (the "LESOP").
         As of February 27, 1998, Mr. Gaston shared voting and dispositive power with AIG over the shares for which Mr. Gaston is the beneficial owner pursuant to the Voting Agreement. The Voting Agreement was terminated on March 23, 1998. Accordingly, as of March 23, 1998, AIG no longer shared voting or dispositive power over the shares for which Mr. Gaston is the beneficial owner.
(f)      Includes 4,652 shares acquirable under the Deferred Plan.
(g) Includes 440 shares held indirectly by an Individual Retirement Account Trust and 6,000 shares acquirable under the Non-Employee Directors' Plan.
(h) Includes 40,000 shares acquirable by Mr. Kemp upon the exercise of options granted by Mr. Landon to Mr. Kemp. See footnote (d) under "Principal Shareholders" of this report.
(i) See footnote (d) under "Principal Shareholders" of this report, which sets forth shares that may be deemed to be beneficially owned by Mr. Landon.
(j)      Includes 6,000 shares acquirable under the Non-Employee Directors'
         Plan.
(k) Includes 2,000 shares owned by Watsco, Inc.; 20 shares owned by Mr. Nahmad's son; 7,335 shares acquirable under the Deferred Plan; and 6,000 shares acquirable under the Non-Employee Directors' Plan.
(l) Includes 7,965 shares acquirable under the Deferred Plan and 6,000 shares acquirable under the Non-Employee Directors' Plan.
(m) Includes 7,340 shares acquirable under the Deferred Plan and 6,000 shares acquirable under the Non-Employee Directors' Plan.
(n) Includes 31,668 shares acquirable under the Deferred Plan and 6,000 shares acquirable under the Non-Employee Directors' Plan.
(o) Includes 179,652 shares owned by Mr. Becker directly; and 11,600 Restricted Shares under the 1994 Senior Management Stock Option Plan (the "Senior Plan") owned by Mr. Becker directly; 9,798 shares owned by Mr. Becker's wife; and 12,575 shares allocated under the LESOP.
(p) Includes 90,094 shares owned by Mr. Denison directly; 7,200 Restricted Shares under the Senior Plan owned by Mr. Denison directly; 20 shares owned by Mr. Denison's son' and 10,172 shares allocated under the LESOP.
(q) Includes 60,600 shares owned by Mr. Fuchs directly; 13,200 Restricted Shares under the Senior Plan owned by Mr. Fuchs directly; and 9,990 shares allocated under the LESOP.
(r) Includes shares owned by Mr. MacNeill's wife; shares owned by his daughter.
(s) The 40,000 shares subject to an option granted by Mr. Landon to Mr. Kemp have only been counted once in determining the total number of amount of shares beneficially owned and percentage of ownership by the Directors and Executive Officers as a group. See footnote (h) above and footnote (d) under "Principal Shareholders" of this report.
(t) Includes 10,200 owned by Mr. MacNeill's wife and 1,330 shares owned by his daughter.

*    Denotes less than 1% ownership.
**   Director Emeritus.

ITEM 13

         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Jorden Burt Boros Cicchetti Berenson & Johnson LLP, of which Mr. Jorden is a Senior Managing Partner, serves as general counsel for the Company and its subsidiaries. In 1997, the firm received approximately $5,834,370 for legal services rendered and costs incurred in that capacity.

         Mr. St. George is President, Chief Executive Officer and Director of Oakwood Homes Corporation. ABIC and ABLAC have reinsurance agreements with an affiliate of Oakwood Homes Corporation. In 1997, ABIC and ABLAC ceded premiums of approximately $ 44,614,000 to Blue Ridge Insurance Company, Limited under these reinsurance contracts.

         Mr. Williamson is President of Williamson Cadillac Company, Williamson Saturn Inc. and WWW Enterprises (automobile dealerships). In 1997, Mr. Williamson's automobile dealerships sold ABLAC Credit Life, Health and Disability policies. Total net written premium by these dealerships was $137,070 in 1997.

         The Company believes these transactions were made on terms no less favorable than that which could have been received by unaffiliated third parties.

PART IV
-------

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K
--------------------------------------------------------------------------

(a)

         (1) The responses to this portion of Item 14 is listed on page 30 of this report.

         (2) The responses to this portion of Item 14 is listed on page 44 of this report.

         (3)      Exhibits

                  2.1(1) Agreement and Plan of Merger, dated as of December 21, 1997, as amended and restated as of January 7, 1998, and as amended by Amendment No. 1 thereto dated as of January 28, 1998, and as amended and restated as of February 28, 1998 among American Bankers Insurance Group, Inc., American International Group, Inc. and AIGF, Inc.




-----------------------

(1) Exhibit incorporated herein by reference from Registrant's Schedule 14D-9, Amendment No. 6, dated March 2, 1998.

                  2.2(2) Termination Agreement, dated as of March 23, 1998, among American International Group, Inc., AIGF, Inc. and American Bankers Insurance Group, Inc.

                  2.3(3) Agreement and Plan of Merger, dated March 23, 1998 among Cendant Corporation, Season Acquisition Corp. and American Bankers Insurance Group, Inc.

                  2.4(4) Settlement Agreement dated as of March 18, 1998 by and among American Bankers Insurance Group, Inc., American International Group, Inc. and Cendant Corporation.

                  3.1 Third Amended and Restated Articles of Incorporation, as amended on May 23, 1997, by First Amendment to Third Amended and Restated Articles of Incorporation, as further amended on February 19, 1998, by Second Amendment to Third Amended and Restated Articles of Incorporation.

                  3.2(5) Corporate By-Laws, as amended and restated on April 18, 1996.

                  4.1(6) Form of Rights Certificate to Purchase Series A Participating Preferred Stock.

                  4.2(7) Form of Rights Certificate to Purchase Series C Participating Preferred Stock.



-----------------------

(2) Exhibit incorporated herein by reference from Registrant's Schedule 14D-9, Amendment No. 11, dated March 24, 1998.

(3) Exhibit incorporated herein by reference from Registrant's Schedule 14D-9, Amendment No. 11, dated March 24, 1998.

(4) Exhibit incorporated herein by reference from Registrant's Schedule 14D-9, Amendment No. 10, dated March 19, 1998.

(5) Exhibit incorporated herein by reference from Registrant's Current Report on Form 10-Q for March 31, 1996.

(6) Exhibit incorporated herein by reference from Exhibit B of the Rights Agreement, dated as of February 24, 1988, between American Bankers Insurance Group, Inc. and Manufacturers Hanover Trust Company, a New York banking corporation, as Rights Agent, as amended and restated as of November 14, 1990, filed with Registrant's Current Report on Form 8-K, dated November 14, 1990.

(7) Exhibit incorporated herein by reference from Exhibit B of the Rights Agreement, dated as of February 19, 1998, between American Bankers Insurance Group, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, filed with Registrant's Schedule 14D-9 Amendment No. 3, dated February 20, 1998.

                  10.1(8) Stock Option Agreement, dated as of December 21, 1997, as amended and restated as of February 28, 1998 between the American Bankers Insurance Group, Inc. and American International Group, Inc.

                  10.2(9) Voting Agreement, dated as of December 21, 1997, between AIG, and Gerald N. Gaston, R. Kirk Landon, R. Kirk/B. Landon Foundation, R. Kirk Landon Revocable Trust, and Landon Corporation.

                  10.3(10) 5 Year Competitive Advance and Revolving Credit Facility Agreement dated as of December 1, 1995 among the American Bankers Insurance Group, Inc., certain banks and Barclays Bank PLC.

                  10.4(11) Issuance and Paying Agent Agreement (For Commercial Paper) dated as of 21st day of November 1995 by and between the Company and Chemical Bank.

                  10.5(12) Trust Indenture and Selling Agency Agreement for shelf filing of $200,000,000 Medium-Term Notes.

                  10.6(13)     $75,000,000, 7.60% Medium-Term Note dated May 2,
                               1994.

                  10.7(14) $50,000,000, Floating Rate, Medium-Term Note dated April 12, 1995.

                  10.8(15) Rights Agreement, dated as of February 24, 1988 between American Bankers Insurance Group, Inc. and Manufacturers Hanover Trust Company, a New York banking corporation, as Rights Agent, as amended and restated as of November 14, 1990.

                  10.9 Amendment No. 1, dated as of December 19, 1997 to Rights Agreement, dated as of February 24, 1998 between American Bankers Insurance Group, Inc. and Chase Mellon Shareholder Services, L.L.C., as successor Rights Agent, as amended and restated as of November 14, 1990.


---------------------------

(8) Exhibit incorporated herein by reference from Registrant's Schedule 14D-9, Amendment No. 6, dated March 2, 1998.
(9) Exhibit incorporated herein by reference from Registrant's Current Report on Form 8-K dated January 13, 1998.
(10) Exhibit incorporated herein by reference from Registrant's Current Report on Form 10-K for 1995.
(11) Exhibit incorporated herein by reference from Registrant's Current Report on Form 10-K for 1995.
(12) Exhibit incorporated herein by reference from Registrant's Current Report on Form 10-Q for March 31, 1994.
(13) Exhibit incorporated herein by reference from Registrant's Annual Report on Form 10-K for 1994.
(14) Exhibit incorporated herein by reference from Registrant's Current Report on Form 10-Q for March 31, 1995.
(15) Exhibit incorporated herein by reference from Registrant's Current Report on Form 8-K dated November 14, 1990.

                  10.10(16)    Amendment No. 2, dated as of February 5, 1998, to
                               the Rights Agreement, dated as of February 24, 1988, as amended and restated as of November 14, 1990 and as further amended on December 19, 1997, between the American Bankers Insurance Group,
                               Inc. and Chase Mellon Shareholder Services,
                               L.L.C. as successor Rights Agent.

                  10.11(17)    Amendment No. 3, dated as of February 19, 1998,
                               to the Rights Agreement, dated as of February 24, 1988, as amended and restated as of November 14, 1990 and as further amended on December 19, 1997 and February 5, 1998 between the American Bankers
                               Insurance Group, Inc. and Chase Mellon
                               Shareholder Services, L.L.C. as successor Rights
                               Agent.

                  10.12(18)    Rights Agreement, dated as of February 19, 1998,
                               between American Bankers Insurance Group, Inc.
                               and Chase Mellon Shareholder Services, L.L.C., as
                               Rights Agent.

                  10.13(19)    Amendment No. 1, dated as of March 20, 1998, to
                               the Rights Agreement dated as of February 19, 1998 between American Bankers Insurance Group,
                               Inc. and Chase Mellon Shareholder Services,
                               L.L.C., as Rights Agent.

                  10.14(20)    Master License Agreement between Policy
                               Management Systems Corporation ("PMSC"), a South
                               Carolina Corporation and American Bankers
                               Insurance Group. Inc. ("customer").

                  10.15(21)    Form of Executive Compensation Agreement.

------------------------


(16) Exhibit incorporated herein by reference from Registrant's Schedule 14D-9, dated February 6, 1998.
(17) Exhibit incorporated herein by reference from Registrant's Schedule 14D-9, Amendment No. 3, dated February 20, 1998.
(18) Exhibit incorporated herein by reference from Registrant's Schedule 14D-9, Amendment No. 3, dated February 20, 1998.
(19) Exhibit incorporated herein by reference from Registrant's Schedule 14D-9, Amendment No. 11, dated March 24, 1998.
(20) Exhibit incorporated herein by reference from Registrant's Annual Report on Form 10-K for 1993.
(21) Exhibit incorporated herein by reference from Form S-3 Registration Statement Number 2-94359.

                  10.16(22)    Form of Executive Severance Benefits Agreement.

                  10.17(23)    Form of Executive Compensation Agreement.

                  10.18(24)    1987 Executive Stock Option/Dividend Accrual
                               Plan.

                  10.19(25)    Nonqualified Supplemental Benefit Plan.

                  10.20(26)    1991 Stock Incentive Compensation Plan, as
                               amended February 18, 1994.

                  10.21(27)    1991 Stock Option/Restricted Stock Award Plan, as
                               amended February 18, 1994.

                  10.22(28)    Directors' Deferred Compensation Plan, amended
                               and restated May 25, 1994.

                  10.23(29)    Retirement Plan, as amended December 30, 1994.

                  10.24(30)    Management Incentive Plan, as amended May 25,
                               1994.

                  10.25(31)    1994 Key Executive Convertible Subordinated
                               Debenture Plan.

                  10.26(32)    1994 Non-Employee Director's Stock Option Plan.

------------------------

(22) Exhibit incorporated herein by reference from Registrant's Annual Report on Form 10-K for 1990.
(23) Exhibit incorporated herein by reference from Registrant's Current Report on Form 10-K for 1995.
(24) Exhibit incorporated herein by reference from 1987 Annual Meeting Proxy Statement (Exhibit "A" pages 14 through 19).
(25) Exhibit incorporated herein by reference from Registrant's Annual Report on Form 10-K for 1991.
(26) Exhibit incorporated herein by reference from Registrant's Annual Report on Form 10-K for 1994.
(27) Exhibit incorporated herein by reference from Registrant's Annual Report on Form 10-K for 1994.
(28) Exhibit incorporated herein by reference from Registrant's Annual Report on Form 10-K for 1994.
(29) Exhibit incorporated herein by reference from Registrant's Annual Report on Form 10-K for 1994.
(30) Exhibit incorporated herein by reference from Registrant's Annual Report on Form 10-K for 1994.
(31) Exhibit incorporated herein by reference from Registrant's Annual Report on Form 10-K for 1994.

                  10.27(33)    1994 Senior Management Stock Option Plan.

                  10.28(34)    Amendment to the 1991 Stock Option/Restricted
                               Stock Award Plan.

                  10.29(35)    1997 Equity Incentive Plan, as amended on
                               August 15, 1997.

                  11 Statement regarding computation of earnings per share.

                  21           Subsidiaries of the Registrant.

                  23           Consent of Independent Accountants.

                  27           Financial Data Schedule.

                  99           Additional Exhibits.

                               Documents relating to American Bankers Insurance Group, Inc. Leverage Employee Stock Ownership Plan (LESOP).

                  99.1(36) American Bankers Insurance Group, Inc. Leveraged Employee Stock Ownership Plan.

                  99.2(37) Agreement Among American Bankers Insurance Group, Inc. and Southeast Bank, N.A. establishing the American Bankers Insurance Group, Inc. Leveraged Employee Stock Ownership Trust.

                  99.3(38)     Note.

                  99.4(39) Guaranty Agreement from American Bankers Insurance Group, Inc., American Bankers Insurance Company of Florida and American

--------------------------------------------------------------------------------
(32) Exhibit incorporated herein by reference from Registrant's Annual Repot on form 10-K for 1994.
(33) Exhibit incorporated herein by reference from Registrant's Annual Report on Form 10-K for 1994.
(34) Exhibit incorporated herein by reference from Registrant's Current Report on Form 10-K for 1995.
(35) Exhibit incorporated herein by reference from Registrant's Current Report on Form 10-Q for September 30, 1997.
(36) Exhibit incorporated herein by reference from Registrant's Annual Report on Form 10-K for 1988.
(37) Exhibit incorporated herein by reference from Registrant's Annual Report on Form 10-K for 1988.
(38) Exhibit incorporated herein by reference from Registrant's Annual Report on Form 10-K for 1988.

                               Bankers Life Assurance Company of Florida in favor of Sun Bank/Miami, N.A.

                  99.5(40) First amendment to Credit Agreement among American Bankers Insurance Group, Inc. and Southeast Bank, N.A.

                  99.6(41)     Modified ESOP Note.

                  99.7(42) Second Amendment to Trust Agreement among American Bankers Insurance Group and Barnett Banks Trust Company, N.A. (Successor to Southeast Bank, N.A., original trustee).

                  99.8(43) American Bankers Insurance Group, Inc. Leveraged Employee Stock Ownership Plan, as amended December 30, 1994.

                  99.9(44) Engagement Agreement, dated as of February 18, 1998, between U.S. Trust Company of California, N.A. and the Company.

     (b.)    REPORTS ON FORM 8-K

       No report on Form 8-K was filed during the fourth quarter 1997.

     (c.)    EXHIBITS

       The response to this portion of Item 14 is submitted as a separate section of this report.

     (d.)    FINANCIAL STATEMENT SCHEDULES

             The response to this portion of Item 14 is submitted as part of
Part II Item 8 of this report.


--------------------------------------------------------------------------------

(39) Exhibit incorporated herein by reference from Registrant's Annual Report on Form 10-K for 1988.
(40) Exhibit incorporated herein by reference from Registrant's Annual Reort on Form 10-K for 1990.
(41) Exhibit incorporated herein by reference from Registrant's Annual Report on Form 10-K for 1990.
(42) Exhibit incorporated herein by reference from Registrant's Annual Report on Form 10-K for 1991.
(43) Exhibit incorporated herein by reference from Registrant's Annual Report on Form 10-K for 1994.
(44) Exhibit incorporated herein by reference from Registrant's Schedule 14 D-9, Amendment No. 3, dated February 20, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
     Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



American Bankers Insurance Group, Inc.

By:             /s/ Gerald N. Gaston         Chief Executive Officer, President,            March 30, 1998
         ----------------------------------- and Vice Chairman of the Board
                  Gerald N. Gaston

By:               /s/ Robert Hill            Senior Vice President and                      March 30, 1998
         ----------------------------------- Principal Accounting Officer
                    Robert Hill

Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on March 30, 1998.

American Bankers Insurance Group, Inc.

          /s/ R. Kirk Landon            Chairman of the Board               March 30, 1998
--------------------------------------- and Director
            R. Kirk Landon


         /s/ Gerald N. Gaston           Chief Executive Officer,
--------------------------------------- President, Vice Chairman of the     March 30, 1998
             Gerald N. Gaston             Board and Director


      /s/ William H. Allen Jr.          Director                            March 30, 1998
---------------------------------------
         William H. Allen Jr.

                                        Director                            March __, 1998
---------------------------------------
          Nicholas A. Buoniconti


       /s/ Armando M. Codina            Director                            March 30, 1998
---------------------------------------
          Armando M. Codina


          /s/ Peter J. Dolara           Director                            March 30, 1998
---------------------------------------
            Peter J. Dolara


                                        Director                             March ___ 1998
---------------------------------------
          Jack F. Kemp



                                        Director                             March ___ 1998
---------------------------------------
        Bernard P. Knoth, S.J.




         /s/ James F. Jorden            Director                             March 30, 1998
---------------------------------------
          James F. Jorden

                                        Director                             March ___ 1998
---------------------------------------
           Daryl L. Jones


                                        Director                             March ___ 1998
---------------------------------------
         Malcolm G. MacNeill


                                        Director                             March ___ 1998
---------------------------------------
       Eugene M. Matalene Jr.


        /s/ Albert H. Nahmad            Director                             March 30, 1998
---------------------------------------
          Albert H. Nahmad


                                        Director                             March ___ 1998
---------------------------------------
          Nicholas J. St. George


         /s/ Robert C. Strauss          Director                             March 30, 1998
---------------------------------------
          Robert C. Strauss


       /s/ George E. Williamson II      Director                             March 30, 1998
---------------------------------------
          George E. Williamson II


                                   ITEM 14(c)
                                  EXHIBIT INDEX

            Pages
            -----

Exhibit 11   -  Statement regarding computation of earnings per share    E-1

Exhibit 21   -  Subsidiaries of the registrant    E-2

Exhibit 23   -  Consent of Independent Certified Public Accountants  E-3

Exhibit 27   -  Financial Data Schedule  E-4

Other exhibits have been incorporated by reference. See Item 14, Part IV of this Annual Report on Form 10-K.