Form 10-Q
period 1998-03-31
AMERICAN BANKERS INSURANCE GROUP INC
filed 1998-05-15
CIK 350571

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE TRANSITION PERIOD FROM ______________ TO ______________


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
YES  X    NO
   -----     ----

Common Stock - Par Value $1.00
42,966,805 Shares Outstanding on May 04, 1998

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

PART I - FINANCIAL INFORMATION

     ITEM 1 - Financial Statements

     1.   Consolidated Balance Sheets at March 31, 1998 and December 31, 1997.

     2. Consolidated Statements of Income for the three months ended March 31, 1998 and 1997.

     3. Consolidated Statements of Comprehensive Income for the three months ended March 31, 1998 and 1997.

     4. Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997.

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

          The following exhibits are included herein:

          (11)  Statement re: Computation of Earnings Per Share
          (27)  Financial Data Schedule

     b.   Report on Form 8-K.

          Form 8-K, filed on January 13, 1998.
          Form 8-K/A, filed on January 20, 1998.
          Form 8-K/A, filed on February 3, 1998.

                                                                       Form 10-Q

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         AMERICAN BANKERS
                                                        INSURANCE GROUP, INC.

May 14, 1998
   Date
                                                     /s/ Robert Hill
                                                   ----------------------------
                                                           Robert Hill
                                                   Principal Accounting Officer

                                     PART I

                              FINANCIAL INFORMATION

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                 (in thousands)

                                                                                         1998            1997
                                                                                    -------------    -------------
                                                                                     (unaudited)
Assets

Investments
    Held-to-maturity securities, at amortized cost                                  $     813,298    $     836,608
    Available-for-sale securities, at fair value                                        1,034,941          973,790
    Equity securities, at approximate market value                                        146,556          141,274
    Mortgage loans on real estate                                                           9,114            9,322
    Policy loans                                                                            9,522            9,315
    Short-term and other investments                                                      206,376          192,802
                                                                                    -------------    -------------
    Total investments                                                                   2,219,807        2,163,111
                                                                                    -------------    -------------

Cash                                                                                        3,038           23,265
Accounts receivable, net of allowance for doubtful
  accounts of $4,267 in 1998 and $4,290 in 1997                                           123,505          144,330
Reinsurance receivable                                                                    287,985          270,692
Accrued investment income                                                                  26,415           25,228
Deferred policy acquisition costs                                                         456,953          458,289
Prepaid reinsurance premiums                                                              586,691          565,162
Other assets                                                                              144,267          132,374
                                                                                    -------------    -------------
    Total assets                                                                    $   3,848,661    $   3,782,451
                                                                                    =============    =============

Liabilities and Stockholders' Equity

Policy liabilities                                                                  $     316,091    $     311,181
Unearned premiums                                                                       1,453,753        1,436,034
Claim liabilities                                                                         570,270          555,797
                                                                                    -------------    -------------
                                                                                        2,340,114        2,303,012

Other policyholders' funds                                                                  5,063            4,786
Notes payable                                                                             346,093          242,592
Deferred income taxes                                                                      48,929           51,666
Accrued commissions and other expenses                                                    140,750          150,147
Other liabilities                                                                         183,465          216,379
                                                                                    -------------    -------------
    Total liabilities                                                                   3,064,414        2,968,582
                                                                                    -------------    -------------
Commitments and Contingencies (Note 5)

Stockholders' Equity
Preferred stock: $3.125 Series B Cumulative Convertible Preferred Stock.
  Authorized 10,000 shares.
  Issued and Outstanding 2,101 shares in 1998 and 2,300 shares in 1997.             $     105,025    $     115,000
Common stock of $1 par value.  Authorized 100,000 shares.
  Issued and Outstanding 42,686 shares in 1998 and 41,806 shares in 1997.                  42,686           41,806
Additional paid-in capital                                                                231,178          212,010
Accumulated Other Comprehensive Income                                                     20,775           12,096
Retained earnings                                                                         400,320          449,444
Less:
  Treasury stock, at cost - 271 shares in 1998 and 271 shares in 1997                      (8,110)          (8,110)
  Unamortized restricted stock                                                             (6,033)          (6,252)
  Collateralization of loan to Leveraged Employee
  Stock Ownership Plan                                                                     (1,594)          (2,125)
                                                                                    -------------    -------------
    Total stockholders' equity                                                            784,247          813,869
                                                                                    -------------    -------------
    Total liabilities and stockholders' equity                                      $   3,848,661    $   3,782,451
                                                                                    =============    =============



          See accompanying notes to consolidated financial statements.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                   (in thousands except per common share data)
                                   (unaudited)

                                                                     1998            1997
                                                                  ---------       ---------
Gross collected premiums                                          $ 697,871       $ 637,126
                                                                  =========       =========

Premiums and other revenues:
  Net premiums earned                                             $ 356,847       $ 363,775
  Net investment income                                              35,178          32,106
  Realized investment gains                                           2,178           1,930
  Other income                                                        5,964           7,070
                                                                  ---------       ---------
    Total premiums and other revenues                               400,167         404,881
                                                                  ---------       ---------

Benefits and expenses:
  Net benefits, claims, losses and settlement expenses              122,938         138,890
  Commissions                                                       153,765         151,637
  Operating expense                                                  88,903          73,083
  Merger termination fee                                            100,000               0
  Interest expense                                                    4,177           3,957
                                                                  ---------       ---------
    Total benefits and expenses                                     469,783         367,567
                                                                  ---------       ---------

(Loss) Income before taxes                                          (69,616)         37,314
                                                                  ---------       ---------

Income tax (benefit) expense:
  Current                                                           (19,947)          9,504
  Deferred                                                           (6,990)          1,391
                                                                  ---------       ---------
                                                                    (26,937)         10,895
                                                                  ---------       ---------
Net (Loss) Income                                                 $ (42,679)      $  26,419
                                                                  =========       =========

Per common share and common equivalent share data
  Basic:
     Net (Loss) Income                                            $   (1.06)      $    0.60
                                                                  =========       =========

     Weighted average number of shares outstanding                   41,959          41,206
                                                                  =========       =========
  Diluted:
     Net Income                                                   $     N/A       $    0.57
                                                                  =========       =========

     Weighted average number of shares outstanding                   46,940          46,790
                                                                  =========       =========

Dividends per common share                                        $    0.11       $    0.10
                                                                  =========       =========





          See accompanying notes to consolidated financial statements.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 FOR THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        1998           1997
                                                                                      --------       --------
Net (loss) income                                                                     $(42,679)      $ 26,419
                                                                                      --------       --------

Other comprehensive income, net of tax:

       Foreign currency translation adjustments                                           (395)        (1,038)

       Unrealized gains on securities:
         Unrealized holding gains arising during period                                  9,305         12,671
         Less: reclassification adjustment for gains included in net income               (231)             0
                                                                                      --------       --------
       Subtotal unrealized gains on securities                                           9,074         12,671

       Minimum pension liability adjustment                                                  0              0
                                                                                      --------       --------

Other comprehensive income                                                               8,679         11,633
                                                                                      --------       --------

Comprehensive (loss) income                                                           $(34,000)      $ 38,052
                                                                                      ========       ========








          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (in thousands)
                                   (unaudited)

                                                                                         1998            1997
                                                                                      ---------       ---------
Operating activities:
Net (loss) income                                                                     $ (42,679)      $  26,419
Adjustments to reconcile net income to net cash provided
 by operating activities:
     Change in policy liabilities, unearned premiums, claim
       liabilities, reinsurance receivable and prepaid reinsurance premiums              (1,030)         36,830
     Change in other assets and other liabilities                                       (49,116)        (10,668)
     Decrease in accounts receivable                                                     21,173          26,515
     Increase in accrued investment income                                               (1,187)         (1,702)
     Decrease in accrued commissions and expenses                                        (9,397)        (28,791)
     Increase in policyholders' funds                                                       277           1,100
     Increase in policy loans                                                              (207)           (231)
     Amortization of deferred policy acquisition costs                                  153,453         145,018
     Amortization of cost of insurance acquired                                             309             381
     Policy acquisition costs deferred                                                 (152,117)       (168,005)
     Provision for amortization and depreciation                                          3,015           3,721
     Provision for deferred income taxes                                                 (6,752)          1,798
     Net gain on sale of investments                                                     (2,178)         (1,930)
     Compensation and tax effect on stock option shares                                   5,940             477
     Net cash flow from purchases and sales of trading securities                             0          13,808
                                                                                      ---------       ---------
      Net cash (used in) provided by operating activities                               (80,496)         44,740
                                                                                      ---------       ---------

Investing activities:
Purchase of investments
     Held-to-maturity securities                                                         (5,325)        (34,343)
     Available-for-sale securities                                                     (172,819)       (293,753)
Proceeds from sale of investments
     Available-for-sale securities                                                       92,993         248,286
     Mortgage loans                                                                         201             152
     Real Estate                                                                              1              18
Proceeds from maturities of investments
     Held-to-maturity securities                                                         28,126          26,363
     Available-for-sale securities                                                       28,665          13,309
Increase in short-term investments                                                      (11,399)         (4,433)
Transactions related to capital assets
     Capital expenditures                                                                (1,806)         (6,565)
     Sales of capital assets                                                                 29              58
                                                                                      ---------       ---------
     Net cash used in investing activities                                              (41,334)        (50,908)
                                                                                      ---------       ---------

Financing activities:
Proceeds from issuance of debt                                                          107,765           1,493
Dividends paid to shareholders                                                           (6,457)         (5,904)
Proceeds from issuance of stock                                                             277           1,322
                                                                                      ---------       ---------
     Net cash provided by (used in) financing activities                                101,585          (3,089)
                                                                                      ---------       ---------

Net decrease in cash                                                                    (20,245)         (9,257)
Cash at beginning of period                                                              23,265          30,434
Rate change effect on cash flow                                                              18             (80)
                                                                                      ---------       ---------
Cash at end of period                                                                 $   3,038       $  21,097
                                                                                      =========       =========

Supplemental disclosures of cash flow information

  Cash paid during the period for:
    Interest                                                                          $   2,751       $   2,365
    Income taxes                                                                      $   3,003       $   6,457



See accompanying notes to consolidated financial statements.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

(1)  FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report Form 10-K for the year ended December 31, 1997. Certain items have been reclassed to conform with 1998 presentation.

(2)  ADOPTION OF NEW FASB STATEMENT

The Company adopted FASB Statement No. 130, "Reporting Comprehensive Income." FASB 130 is reflected in the Company's first quarter 1998 interim Financial Statements. Components of comprehensive income for the Company include items such as foreign currency translation and unrealized gain (losses) of available-for-sale securities.

(3)  COMPREHENSIVE INCOME

Related tax effects allocated to each component of other comprehensive income (000's omitted)

                                                                              Tax
                                                            Before-Tax     (Expense)      Net-of-Tax
                                                              Amount       or Benefit       Amount
                                                            ----------     ----------     ----------
Foreign currency translation adjustments                     $   (552)      $    157       $   (395)
                                                             --------       --------       --------
Unrealized gains on securities:

   Unrealized holding gains arising during period              13,361         (4,056)         9,305
   Less: reclassification adjustment for gains
     realized in net income                                       355           (124)           231
                                                             --------       --------       --------
   Net unrealized gains                                        13,006         (3,932)         9,074
                                                             --------       --------       --------
Minimum pension liability adjustment                                0              0              0
                                                             --------       --------       --------
Other comprehensive income                                   $ 12,454       $ (3,775)      $  8,679
                                                             ========       ========       ========


Accumulated Other Comprehensive Income Balances

                                                           Accumulated
                                Foreign       Unrealized     Other
                               Currency       Gains on    Comprehensive
                                 Items        Securities      Income
                               ---------      ---------   -------------
Beginning balance               $(14,141)      $ 26,237      $ 12,096
Current-period change               (395)         9,074         8,679
                                --------       --------      --------
Ending balance                  $(14,536)      $ 35,311      $ 20,775
                                ========       ========      ========



The provisions of FASB Statement 130 were adopted as of January 1, 1998.

(4)   REINSURANCE

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

The effect of reinsurance on premiums earned is as follows for the three months ended March 31, 1998 and 1997:

                                    (in thousands)
                                   Three Months Ended
                            March 31, 1998   March 31, 1997
                            --------------   --------------

Direct premiums                $ 634,671       $ 596,607
Reinsurance assumed               37,038          35,072
Reinsurance ceded               (314,862)       (267,904)
                               ---------       ---------
Net premiums earned            $ 356,847       $ 363,775
                               =========       =========

(5)   COMMITMENTS AND CONTINGENCIES

For a comprehensive description of the Company's litigation, see Item III of the Company's 1997 Form 10-K.

Alabama and Related Litigation:

Certain of ABIG's subsidiaries, including the Company, are presently parties to a number of individual consumer and class action lawsuits pending in Alabama involving premium, rate, marketing, sales practices, disclosure, and policy coverage issues. While a number of similar suits have been filed in other jurisdictions, the insurance and finance industries have been targeted in Alabama by plaintiffs' lawyers who enjoy a favorable judicial climate. The Company typically has been named as a co-defendant with one or several retailer or finance companies who have sold the Company's product to a consumer. Other insurers are also joined as co-defendants in some of the suits.

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

While no one case is necessarily significant in terms of financial risk to the Company, the judicial climate in Alabama and Mississippi is such that the outcome of these cases is extremely unpredictable. Moreover, class action lawsuits to which the Company is a party do not lend themselves to potential damage calculation. Without admitting any wrongdoing, the Company has settled a number of these suits, but there are still a significant number of cases pending, and it is expected that more suits alleging essentially the same causes of action are likely to continue to be filed during 1998. The Company intends to continue to defend itself vigorously against all such suits and believes, based on information currently available, that any liabilities that could result are not expected to have a material effect on the Company's financial position.

Merger-related Litigation:

In late January and early February 1998, Cendant Corporation ("Cendant") commenced litigation (the "Cendant Florida Litigation") in the United States District Court for the Southern District of Florida, Miami Division, against the Company, members of the Company's Board, American International Group, Inc. ("AIG") and a wholly owned subsidiary of AIG, challenging the validity of certain provisions in the merger agreement the Company originally entered into with AIG on December 21, 1997, which agreement was amended in January 1998 and again at the end of February 1998 ("AIG Merger Agreement"), with respect to acquisition proposals by third parties. Cendant's complaint in the Cendant Florida Litigation also challenged the terms of the stock option agreement between the Company and AIG. Pursuant to the terms of a settlement agreement providing for the termination of the AIG Merger Agreement and the payment to AIG by the Company of $100 million and by Cendant of $10 million (the "Settlement Agreement"), Cendant has taken the necessary actions to cause the dismissal of all claims asserted in the Cendant Florida Litigation against all defendants, including the Company and members of the Company's Board. Also pursuant to the terms of the Settlement Agreement, AIG has taken the necessary actions to cause the dismissal of claims against Cendant alleging violations of the federal securities laws in connection with Cendant's bid to acquire the Company.

In late January and early February 1998, five putative class actions on behalf of American Bankers' shareholders were filed in United States District Court for the Southern District of Florida alleging causes of action arising out of the proposed merger with AIG including claims that certain members of the Company's Board breached their fiduciary duties and that the Company violated certain provision of the federal securities laws in connection with the proposed merger with AIG. The Company and its directors believe that the claims asserted in these actions are totally without merit and intend to vigorously contest them. The District Court judge ordered that these cases be consolidated and that the plaintiffs file a consolidated complaint.


Other:

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

(6)  SEGMENT INFORMATION

     Gross collected premiums, net premiums earned and (loss) income before federal income taxes are summarized as follows:

                                                        (in thousands)
                                                      Three Months Ended
                                                           March 31,
                                                   -------------------------
                                                      1998           1997
                                                   ---------       ---------
GROSS COLLECTED PREMIUMS:

Life                                               $ 248,635       $ 188,468
Property and Casualty                                449,236         448,658
                                                   ---------       ---------
      Total                                        $ 697,871       $ 637,126
                                                   =========       =========

NET PREMIUMS EARNED:

Life                                               $ 106,380       $ 100,494
Property and Casualty                                250,467         263,281
                                                   ---------       ---------
      Total                                        $ 356,847       $ 363,775
                                                   =========       =========

(LOSS) INCOME BEFORE INCOME TAXES:

Life                                               $  16,984       $  19,752
Property and Casualty                                 28,107          24,934
Other                                               (110,530)         (3,415)
                                                   ---------       ---------
                                                     (65,439)         41,271
Interest Expense                                       4,177           3,957
                                                   ---------       ---------

       Total (Loss) Income before Income Taxes     $ (69,616)      $  37,314
                                                   =========       =========


(7)   ACCOUNTING FOR INVESTMENTS

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

The detail of Cost and Statement Value for the Fixed Maturities and Equity Securities held at March 31, 1998 is as follows:

                                               (in thousands)
                                         Amortized       Statement
                                            Cost           Value
                                         ----------      ----------
FIXED MATURITIES

Held-to-Maturity Securities              $  813,298      $  813,298
Available-for-Sale Securities             1,013,224       1,034,941
Trading Securities                               --              --
                                         ----------      ----------
  Total Fixed Maturities                 $1,826,522      $1,848,239
                                         ==========      ==========

Net unrealized gain                                      $   21,717
                                                         ==========

                                                           Market
                                             Cost           Value
                                          ----------      ----------
EQUITY SECURITIES

Held-to-Maturity Securities               $       --      $       --
Available-for-Sale Securities                115,963         146,556
Trading Securities                                --              --
                                          ----------      ----------
  Total Equity Securities                 $  115,963      $  146,556
                                          ==========      ==========

Net unrealized gain                                       $   30,593
                                                          ==========

The net unrealized gain for "Available-for-Sale Securities" increased by $9,074,000 (net of $3,932,000 in deferred income taxes) from December 31, 1997 to March 31, 1998.

An analysis of the realized gains and losses of the Company for the three months ended March 31, 1998, is as follows:

                                                                     (in thousands)

Gross realized gains from sales of Available-for-Sale Securities       $ 4,337

Gross realized losses from sales of Available-for-Sale Securities       (2,174)

Gross realized gains from sales of Trading Securities                        0

Gross realized losses from sales of Trading Securities                       0
                                                                       -------
Net realized gain from investment activity                               2,163

Net realized gain from other investment activity                            15
                                                                       -------
Total realized gain                                                    $ 2,178
                                                                       =======



The Company uses the specific identification method to determine cost for computing the realized gains and losses.

(8)   EARNINGS PER SHARE

The Company adopted FASB Statement 128 "Earnings per Share" for the period ending December 31, 1997. This Statement replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS. All prior year data has been restated to conform with the provisions of this Statement and to reflect the two-for-one stock split effective September 1997. The following is the required reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

                                                       For the three months ending March 31,
                                                                  (in thousands)
                                                    1998                                      1997
                                    -----------------------------------       ------------------------------------
                                      Income       Shares     Per Share         Income       Shares      Per Share
                                    Numerator   Denominator     Amount        Numerator    Denominator     Amount
                                    ---------   -----------   ---------       ---------    -----------   ---------
 Net (loss) income                    (42,679)                                   26,419
 less: Preferred stock dividends        1,797                                     1,797
                                     --------                                   -------

 BASIC EPS:
 (Loss) income available to
    common stockholders               (44,476)      41,959       (1.06)          24,622        41,206         .60
                                                               ========                                    ======

 EFFECT OF DILUTIVE SECURITIES:
 Common stock options                                  785                                        690
 Convertible preferred stock            1,797        4,196                        1,797         4,594
 Convertible Debentures                     0            0                           15           300
                                     --------     --------                     --------      --------

 DILUTED EPS:
 Income available to common
    stockholders plus assumed
    conversions                           N/A       46,940          N/A          26,434        46,790         .57
                                     ========     ========     ========        ========      ========      ======


                     AMERICAN BANKERS INSURANCE GROUP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Gross collected premiums increased $60.8 million or 10% to $697.9 million for the three months ended March 31, 1998, from $637.1 million for the same period of 1997. Approximately 73% or $44.6 million of the increase came from the Company's largest product lines - Credit Unemployment, Credit A&H, and Credit Life.

During the three months ended March 31, 1998, total premiums and other revenues were $400.2 million, a decrease of $4.7 million over total premiums and other revenues of $404.9 million for the same period in 1997. The overall growth in invested assets generated an additional $3.1 million of investment income for the first quarter of 1998 as compared to the same period of 1997.

The benefits and claims ratio improved to 34% for the three months ended March 31, 1998 compared to 38% for the same period of 1997. However, this improvement was partially offset by an increase in the commission ratio from 42% for the three months ended March 31, 1997, to 43% for the same period in 1998.

Net loss for the first quarter of 1998 was $42.7 million. Included in the net loss are the termination fee and merger related expenses of approximately $72.1 million, net of tax. Excluding these expenses, the Company reported net income of $29.4 million. This compares with net income of $26.4 million for the same period in 1997. (See discussion in "Change of Control of the Company" below.)

Cash flow from operations was negatively impacted by merger-related expenses of $103.3 million.

FINANCIAL CONDITION

Stockholders' Equity decreased $29.7 million from $813.9 million at December 31, 1997, to $784.2 million at March 31, 1998. The primary cause for the decrease was the net loss of $42.7 million.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 1998, $2.2 billion of securities, short-term investments and cash comprised 57% of the Company's total assets. The securities were principally readily marketable and did not include any significant concentration in private placements.

In connection with the execution of the Cendant Merger Agreement, (as discussed in the "Change of Control of the Company" below) the Company paid American International Group, Inc. (AIG) a fee of $100 million for the termination of the AIG Merger Agreement and certain other related agreements. The Company paid the fee using principally funds provided by its credit facility. The Cendant Merger Agreement also requires the Company, under certain circumstances, to pay Cendant a fee of $94.9 million plus expenses, if the Merger is not consummated. If such payments were required, the Company expects to obtain such funds from available credit facilities and/or operating cash flows.

Under the short-term credit facility and medium-term note programs, the Company has available $105 million for short-term liquidity needs as of the end of first quarter 1998. Consummation of the merger as contemplated by the Cendant Merger Agreement will, unless consents or waivers are obtained from the group of banks under the credit facility, constitute an event of default and result in the termination of the credit facility. This event may impact the Company's liquidity if it is required to repay all outstanding loans and advances pursuant to the credit facility and the unavailability of further loans and advances under the credit facility.

The Company does not hold significant investments in equity securities; consequently, market changes in the equity securities markets do not significantly affect the investment portfolio.

Prior to the closing of the pending merger with Cendant Corporation, the Company expects to continue its policy of paying regular cash dividends; however, future dividends are dependent on the Company's future earnings, capital requirements and financial condition. In addition, the payment of dividends is subject to the restrictions, and conditions described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

CHANGE OF CONTROL OF THE COMPANY

The Company entered into an Agreement and Plan of Merger, dated March 23, 1998, by and among Cendant Corporation ("Cendant"), Season Acquisition Corporation ("Season") and the Company (the "Cendant Merger Agreement") pursuant to which
(i) the previously announced tender offer by Season is being conducted (the "Offer") and (ii) upon consummation of the Offer, the merger of the Company with and into Season will be consummated (the "Merger"). The execution of the Cendant Merger Agreement followed the public announcement by Cendant on January 27, 1998 of its proposal to acquire the Company for $58 per share of Common Stock, to be paid in cash and common stock of Cendant and the subsequent announcement by Cendant on March 16, 1998, increasing the per share price for its proposal from $58 to $67.

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

The merger is subject to approval by regulatory authorities and the Company's shareholders which are expected to be obtained by the end of 1998. In connection with the Merger, the Company will recognize certain expenses associated with the accelerated vesting of benefits under several compensation plans, including employee stock options and restricted stock. The Company estimates that the after-tax charge related to the acceleration of such benefits will be approximately $6 million. Certain officers of the Company have severance agreements which entitle them to receive specified payments under certain circumstances following a change in control. The maximum amount that the Company could incur pursuant to such severance agreements is approximately $12.7 million, net of tax.

In April 1998, Cendant announced that it had discovered potential accounting irregularities in certain of its business units, and that it expects to restate annual and quarterly net income and earnings per share for 1997 and may restate certain other previous periods relating to those businesses. Cendant further announced that the Audit Committee of its Board of Directors was performing an investigation into those potential accounting irregularities.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 - SAFE HARBOR CAUTIONARY STATEMENT

Except for the historical information contained herein, certain of the matters discussed in this quarterly report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve certain risks and uncertainties, including but not limited to, changes in general economic conditions, interest rates, consumer confidence, competition, environmental factors, and governmental regulations affecting the Company's operations. See the Company's Annual Report Form on 10-K for the year ended December 31, 1997, for a further discussion of these and other risks and uncertainties applicable to the Company's business.

                                     PART II

                                OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Commitments and Contingencies information which appears on page 10 elsewhere in this report is incorporated by reference in this item. Additional information regarding litigation can be found in the Company's 1997 Annual Report on Form 10-K.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6(a) - EXHIBITS

Exhibit 11 - Statement Re: Computation of Earnings Per Share
Exhibit 27 - Financial Data Schedule (for SEC use only)

ITEM 6(b) - REPORTS ON FORM 8-K

During the quarter ended March 31, 1998, the Company filed the following Current Reports on Form 8-K:

(1) Current Report on Form 8-K, filed on January 13, 1998, reporting an Item 5 ("Other Events") event and an Item 7 ("Financial Statements and Exhibits") event.

(2)  Current Report on Form 8-K/A, filed January 20, 1998.

(3)  Current Report on Form 8-K/A, filed February 3, 1998.