Form 10-Q
period 1998-06-30
AMERICAN BANKERS INSURANCE GROUP INC
filed 1998-08-13
CIK 350571

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM __________________ TO __________________


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

                              YES [X]   NO  [ ]

Common Stock - Par Value $1.00
 43,085,965 Shares Outstanding on August 3, 1998

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

Part I - Financial Information

      Item 1 - Financial Statements

      1.    Consolidated Balance Sheets at June 30, 1998 and December 31, 1997.

      2. Consolidated Statements of Income for the three months ended June 30, 1998 and 1997.

      3. Consolidated Statements of Comprehensive Income for the three months ended June 30, 1998 and 1997.

      4. Consolidated Statements of Income for the six months ended June 30, 1998 and 1997.

      5. Consolidated Statements of Comprehensive Income for the six months ended June 30, 1998 and 1997.

      6. Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997.

      7.    Notes to Consolidated Financial Statements.

      Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II - Other Information

      Item 1 - Legal Proceedings

      Item 4 - Submission of Matters to a Vote of Security Holders

      Item 6 - Exhibits and Reports

      a.    Exhibits.

            The following exhibits are included herein:

            (2.1) Agreement and Plan of Merger among American Bankers Insurance
                  Group, Inc., ABIG acquisition Corp. A. and MS Diversified Corporation dated as of May 18, 1998.

            (2.2) Purchase Agreement among American Bankers Insurance Group,
                  Inc. and Dominion Automobile Association Limited dated as of March 9, 1998.

            (3.1) Corporate By-Laws, as amended, through May 1998.

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

                                                         AMERICAN BANKERS
                                                       INSURANCE GROUP, INC.



August 10, 1998
    Date

                                                           Robert Hill
                                                   Principal Accounting Officer

                                     PART I

                              FINANCIAL INFORMATION

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                                 (in thousands)


                                                                                       1998               1997
                                                                                    -----------       -----------
                                                                                   (unaudited)
ASSETS

Investments
    Held-to-maturity securities, at amortized cost                                  $   806,494       $   836,608
    Available-for-sale securities, at fair value                                      1,077,785           973,790
    Equity securities, at approximate market value                                      147,694           141,274
    Mortgage loans on real estate                                                         6,975             9,322
    Policy loans                                                                          9,676             9,315
    Short-term and other investments                                                    190,749           184,923
                                                                                    -----------       -----------
         Total investments                                                            2,239,373         2,155,232
                                                                                    -----------       -----------

Cash                                                                                      5,896            23,265
Accounts receivable, net of allowance for doubtful
  accounts of $6,059 in 1998 and $5,619 in 1997                                         134,990           144,330
Reinsurance receivable                                                                  293,257           270,692
Accrued investment income                                                                25,289            25,228
Deferred policy acquisition costs                                                       450,546           458,289
Prepaid reinsurance premiums                                                            607,236           565,162
Other assets                                                                            151,364           140,253
                                                                                    -----------       -----------
         Total assets                                                               $ 3,907,951       $ 3,782,451
                                                                                    ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities                                                                  $   320,967       $   311,181
Unearned premiums                                                                     1,477,003         1,436,034
Claim liabilities                                                                       570,027           555,797
                                                                                    -----------       -----------
                                                                                      2,367,997         2,303,012

Other policyholders' funds                                                                4,878             4,786
Notes payable                                                                           353,725           242,592
Deferred income taxes                                                                    48,076            51,666
Accrued commissions and other expenses                                                  135,667           150,147
Other liabilities                                                                       187,422           216,379
                                                                                    -----------       -----------
         Total liabilities                                                            3,097,765         2,968,582
                                                                                    -----------       -----------
Commitments and Contingencies (Note 5)

STOCKHOLDERS' EQUITY
Preferred stock: $3.125 Series B Cumulative Convertible Preferred Stock
  Authorized 10,000 shares
  Issued and Outstanding 1,983 shares in 1998 and 2,300 shares in 1997              $    99,163       $   115,000
Common stock of $1 par value.  Authorized 100,000 shares
  Issued and Outstanding 43,088 shares in 1998 and 41,806 shares in 1997                 43,088            41,806
Additional paid-in capital                                                              243,210           212,010
Accumulated Other Comprehensive Income                                                   18,670            12,096
Retained earnings                                                                       424,204           449,444
Less:
  Treasury stock, at cost - 271 shares in 1998 and 271 shares in 1997                    (8,110)           (8,110)
  Unamortized restricted stock                                                          (10,039)           (6,252)
  Collateralization of loan to Leveraged Employee
    Stock Ownership Plan                                                                      0            (2,125)
                                                                                    -----------       -----------
         Total stockholders' equity                                                     810,186           813,869
                                                                                    -----------       -----------

         Total liabilities and stockholders' equity                                 $ 3,907,951       $ 3,782,451
                                                                                    ===========       ===========



          See accompanying notes to consolidated financial statements.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  FOR THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                   (in thousands except per common share data)
                                   (unaudited)


                                                                    1998            1997
                                                                  ---------      ---------
Gross collected premiums                                          $ 696,939      $ 666,605
                                                                  =========      =========

Premiums and other revenues:
   Net premiums earned                                            $ 362,860      $ 365,011
   Net investment income                                             36,527         33,342
   Realized investment gains                                          6,836          3,104
   Other income                                                       7,790          4,583
                                                                  ---------      ---------
         Total premiums and other revenues                          414,013        406,040
                                                                  ---------      ---------

Benefits and expenses:
   Net benefits, claims, losses and settlement expenses             126,249        134,038
   Commissions                                                      158,960        148,862
   Operating expense                                                 82,613         78,907
   Merger termination fee                                                 0              0
   Interest expense                                                   5,482          4,062
                                                                  ---------      ---------
         Total benefits and expenses                                373,304        365,869
                                                                  ---------      ---------

Income before taxes                                                  40,709         40,171
                                                                  ---------      ---------

Income tax expense (benefit):
   Current                                                            9,563         14,074
   Deferred                                                             977         (2,521)
                                                                  ---------      ---------
                                                                     10,540         11,553
                                                                  ---------      ---------

Net Income                                                        $  30,169      $  28,618
                                                                  =========      =========

Per common share and common equivalent share data
  Basic:
   Net Income                                                     $    0.67      $    0.65
                                                                  =========      =========
   Weighted average number of shares outstanding                     42,662         41,522
                                                                  =========      =========

  Diluted:
   Net Income                                                     $    0.64      $    0.61
                                                                  =========      =========

   Weighted average number of shares outstanding                     46,932         46,996
                                                                  =========      =========

Dividends per common share                                        $    0.11      $    0.11
                                                                  =========      =========





          See accompanying notes to consolidated financial statements.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  FOR THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (in thousands)
                                   (unaudited)



                                                                                       1998           1997
                                                                                     --------       --------
Net income                                                                           $ 30,169       $ 28,618
                                                                                     --------       --------

Other comprehensive income, net of tax:

       Foreign currency translation adjustments                                          (779)        (2,383)

       Unrealized gains on securities:
             Unrealized holding gains arising during period                             2,985         10,100
             Less: reclassification adjustment for gains included in net income        (4,311)             0
                                                                                     --------       --------
       Subtotal unrealized gains on securities                                         (1,326)        10,100

       Minimum pension liability adjustment                                                 0              0
                                                                                     --------       --------

Other comprehensive (loss) income                                                      (2,105)         7,717
                                                                                     --------       --------

Comprehensive income                                                                 $ 28,064       $ 36,335
                                                                                     ========       ========









          See accompanying notes to consolidated financial statements.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                   FOR SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (in thousands)
                                   (unaudited)


                                                                      1998              1997
                                                                  -----------       ----------
Gross collected premiums                                          $ 1,394,810       $1,303,731
                                                                  ===========       ==========

Premiums and other revenues:
   Net premiums earned                                            $   719,707       $  728,786
   Net investment income                                               71,705           65,448
   Realized investment gains                                            9,014            5,034
   Other income                                                        13,754           11,653
                                                                  -----------       ----------
         Total premiums and other revenues                            814,180          810,921
                                                                  -----------       ----------

Benefits and expenses:
   Net benefits, claims, losses and settlement expenses               249,187          272,928
   Commissions                                                        312,725          300,499
   Operating expense                                                  171,516          151,990
   Merger termination fee                                             100,000                0
   Interest expense                                                     9,659            8,019
                                                                  -----------       ----------
         Total benefits and expenses                                  843,087          733,436
                                                                  -----------       ----------

(Loss) income before taxes                                            (28,907)          77,485
                                                                  -----------       ----------

Income tax (benefit) expense:
   Current                                                            (10,383)          23,578
   Deferred                                                            (6,013)          (1,130)
                                                                  -----------       ----------
                                                                      (16,396)          22,448
                                                                  -----------       ----------

Net (Loss) Income                                                 $   (12,511)      $   55,037
                                                                  ===========       ==========



Per common share and common equivalent share data
   Primary:
     Net (Loss) Income                                            $     (0.37)      $     1.24
                                                                  ===========       ==========

     Weighted average number of shares outstanding                     42,328           41,365
                                                                  ===========       ==========

   Diluted:
     Net Income                                                   $       N/A       $     1.18
                                                                  ===========       ==========

     Weighted average number of shares outstanding                     46,951           46,836
                                                                  ===========       ==========

Dividends per common share                                        $      0.22       $     0.21
                                                                  ===========       ==========







          See accompanying notes to consolidated financial statements.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   FOR SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (in thousands)
                                   (unaudited)


                                                                                                     1998            1997
                                                                                                   --------       --------

Net (loss) income                                                                                  $(12,511)      $ 55,037
                                                                                                   --------       --------

Other comprehensive income, net of tax:

       Foreign currency translation adjustments                                                      (1,174)        (3,423)

       Unrealized gains on securities:
           Unrealized holding gains (losses) arising during period                                   12,290           (493)
           Less: reclassification adjustment for gains included in net income                        (4,542)             0
                                                                                                   --------       --------
       Subtotal unrealized gains on securities                                                        7,748           (493)

       Minimum pension liability adjustment                                                               0              0
                                                                                                   --------       --------

Other comprehensive income (loss)                                                                     6,574         (3,916)
                                                                                                   --------       --------

Comprehensive (loss) income                                                                        $ (5,937)      $ 51,121
                                                                                                   ========       ========














          See accompanying notes to consolidated financial statements.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (in thousands)
                                   (unaudited)


                                                                                 1998             1997
                                                                               ---------       ---------
OPERATING ACTIVITIES:
Net (loss) income                                                              $ (12,511)      $  55,037
Adjustment to reconcile net income to net cash provided by
  operating activities:
   Change in policy liabilities, unearned premiums, claim
     liabilities, reinsurance receivable and prepaid reinsurance premiums          5,418          77,599
   Change in other assets and other liabilities                                  (45,943)        (26,459)
   Decrease in accounts receivable                                                 9,468          14,656
   Increase in accrued investment income                                             (61)         (1,032)
   Decrease in accrued commissions and expenses                                  (14,480)        (33,321)
   Increase (decrease) in policyholders' funds                                        92            (973)
   Increase in policy loans                                                         (361)           (469)
   Amortization of deferred policy acquisition costs                             267,336         272,162
   Amortization of cost of insurance acquired                                        616             759
   Policy acquisition costs deferred                                            (259,594)       (300,786)
   Provision for amortization and depreciation                                     6,330           6,205
   Provision for deferred income taxes                                            (6,013)         (1,130)
   Net gain on sale of investments                                                (9,014)         (5,034)
   Compensation and tax effect on stock option shares                              6,809           1,091
   Net cash flow from purchases and sales of trading securities                        0           8,880
                                                                               ---------       ---------
   Net cash (used in) provided by operating activities                           (51,908)         67,185
                                                                               ---------       ---------

INVESTING ACTIVITIES:
Purchase of investments
   Held-to-maturity securities                                                   (27,731)        (51,457)
   Available-for-sale securities                                                (434,849)       (809,411)
Proceeds from sale of investments
   Available-for-sale securities                                                 272,102         728,472
   Mortgage loans                                                                  2,348             395
   Real Estate                                                                        12              18
Proceeds from maturities of investments
   Held-to-maturity securities                                                    55,951          36,734
   Available-for-sale securities                                                  71,633          34,465
Increase in short-term investments                                                (6,665)        (29,502)
Transactions related to capital assets
   Capital expenditures                                                           (4,713)        (10,306)
   Sales of capital assets                                                            56              58
                                                                               ---------       ---------
   Net cash used in investing activities                                         (71,856)       (100,534)
                                                                               ---------       ---------

FINANCING ACTIVITIES:
Proceeds of issuance of debt                                                     116,981          20,384
Dividends paid to shareholders                                                   (12,718)        (12,050)
Proceeds from issuance of stock                                                    2,197           2,080
                                                                               ---------       ---------
   Net cash provided by financing activities                                     106,460          10,414
                                                                               ---------       ---------

Net decrease in cash                                                             (17,304)        (22,935)
Cash as beginning of period                                                       23,265          30,434
Rate change effect on cash flow                                                      (65)             80
                                                                               ---------       ---------
Cash at end of period                                                          $   5,896       $   7,579
                                                                               =========       =========

Supplemental disclosures of cash flow information

Cash paid during the period for:
   Interest                                                                    $  10,303       $   7,942
   Income taxes                                                                $   4,769       $  21,222



          See accompanying notes to consolidated financial statements.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (unaudited)
(1)  Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report Form 10-K for the year ended December 31, 1997. Certain items have been reclassed to conform with 1998 presentation.

(2)  Adoption of New FASB Statement

The Company adopted FASB Statement 130, "Reporting Comprehensive Income." Components of comprehensive income for the Company include items such as foreign currency translation and unrealized gains (losses) of available-for-sale securities.

(3)  Comprehensive Income

Related tax effects allocated to each component of other comprehensive income for the six months June 30, 1998 (000's omitted)

                                                                             Tax
                                                            Before-Tax     (Expense)      Net-of-Tax
                                                              Amount       or Benefit       Amount
                                                            ----------     ----------     ----------
Foreign currency translation adjustments                     $ (2,336)      $  1,162       $ (1,174)
                                                             --------       --------       --------
Unrealized gains on securities:
   Unrealized holding gains arising during period              17,790         (5,500)        12,290
   Less: reclassification adjustment for gains
     realized in net income                                     6,987         (2,445)         4,542
                                                             --------       --------       --------
   Net unrealized gains                                        10,803         (3,055)         7,748
                                                             --------       --------       --------
Minimum pension liability adjustment                                0              0              0
                                                             --------       --------       --------
Other comprehensive income                                   $  8,467       $ (1,893)      $  6,574
                                                             ========       ========       ========


Accumulated Other Comprehensive Income Balances

                                                           Accumulated
                                Foreign       Unrealized       Other
                                Currency       Gains on    Comprehensive
                                 Items        Securities      Income
                                --------      ----------   -------------
Beginning balance               $(14,141)      $ 26,237      $ 12,096
Current-period change             (1,174)         7,748         6,574
                                --------       --------      --------
Ending balance                  $(15,315)      $ 33,985      $ 18,670
                                ========       ========      ========


The provisions of FASB Statement 130 were adopted as of January 1, 1998.

(4) Reinsurance

The Company accounts for reinsurance contracts under FASB Statement 113. The Company recognizes the income on reinsurance contracts principally on a pro-rata basis over the life of the policies covered under the reinsurance agreements. Reinsurance Recoverables on Unpaid Losses are included as an asset in the Balance Sheet under the caption "Reinsurance Receivable." Ceded Unearned Premiums are included as an asset in the Balance Sheet under the caption "Prepaid Reinsurance Premiums."

The effect of reinsurance on premiums earned is as follows for the six months and three months ended June 30, 1998 and 1997:


                                       (in thousands)
                                     Six Months Ended
                              June 30, 1998     June 30, 1997
                              ------------      -------------
Direct premiums                $ 1,284,949       $ 1,216,630

Reinsurance assumed                 60,643            80,862

Reinsurance ceded                 (625,885)         (568,706)
                               -----------       -----------
Net premiums earned            $   719,707       $   728,786
                               ===========       ===========


                                      (in thousands)
                                    Three Months Ended
                             June 30, 1998    June 30, 1997
                             -------------    -------------

Direct premiums                $ 648,614       $ 618,688

Reinsurance assumed               23,605          45,791

Reinsurance ceded               (309,359)       (299,468)
                               ---------       ---------
Net premiums earned            $ 362,860       $ 365,011
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

In late January and early February 1998, five putative class actions on behalf of American Bankers' shareholders were filed in United States District Court for the Southern District of Florida alleging causes of action arising out of the proposed merger with AIG including claims that certain members of the Company's Board breached their fiduciary duties and that the Company violated certain provision of the federal securities laws in connection with the proposed merger with AIG. The Company and its directors believe that the claims asserted in these actions are totally without merit and intend to vigorously contest them. The District Court judge ordered that these cases be consolidated and that the plaintiffs file a consolidated complaint. That consolidated complaint was filed and the Company and directors filed an answer. The parties are presently engaged in various pretrial matters.

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

(6) Segment Information

      Gross collected premiums, net premiums earned and (loss) income before federal income taxes are summarized as follows:

                                                               (in thousands)
                                                              Six Months Ended
                                                                  June 30,
                                                        -----------------------------
                                                           1998               1997
                                                        -----------       -----------

GROSS COLLECTED PREMIUMS:

Life                                                    $   474,637       $   404,389
Property and Casualty                                       920,173           899,342
                                                        -----------       -----------
     Total                                              $ 1,394,810       $ 1,303,731
                                                        ===========       ===========

NET PREMIUMS EARNED:

Life                                                    $   218,005       $   190,659
Property and Casualty                                       501,702           538,127
                                                        -----------       -----------
     Total                                              $   719,707       $   728,786
                                                        ===========       ===========

(LOSS) INCOME BEFORE INCOME TAXES:

Life                                                    $    33,244       $    32,465
Property and Casualty                                        63,492            59,722
Other                                                      (115,984)           (6,683)
                                                        -----------       -----------
                                                            (19,248)           85,504
Interest Expense                                              9,659             8,019
                                                        -----------       -----------

      Total (Loss) Income before Income Taxes           $   (28,907)      $    77,485
                                                        ===========       ===========



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

The detail of Cost and Statement Value for the Fixed Maturities and Equity Securities held at June 30, 1998 is as follows:

                                                (in thousands)
                                         Amortized       Statement
                                            Cost           Value
                                         ----------      ----------
Fixed Maturities
Held-to-Maturity Securities              $  806,494      $  806,494
Available-for-Sale Securities             1,057,299       1,077,785
Trading Securities                               --              --
                                         ----------      ----------
  Total Fixed Maturities                 $1,863,793      $1,884,279
                                         ==========      ==========

Net unrealized gain                                      $   20,486
                                                         ==========

                                                           Market
                                            Cost            Value
                                         ----------      ----------
Equity Securities
Held-to-Maturity Securities              $       --      $       --
Available-for-Sale Securities               118,073         147,694
Trading Securities                               --              --
                                         ----------      ----------
  Total Equity Securities                $  118,073      $  147,694
                                         ==========      ==========

Net unrealized gain                                      $   29,621
                                                         ==========

The net unrealized gain for "Available-for-Sale Securities" increased by $7,748,000 (net of $3,055,000 in deferred income taxes) from December 31, 1997 to June 30, 1998.

An analysis of the realized gains and losses of the Company for the six months ended June 30, 1998, is as follows:

                                                                    (in thousands)
Gross realized gains from sales of Available-for-Sale Securities       $ 11,961
Gross realized losses from sales of Available-for-Sale Securities        (2,884)
                                                                       --------
Net realized gain from investment activity                                9,077
Net realized loss from other investment activity                            (63)
                                                                       --------
Total realized gain                                                    $  9,014
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

                                                                              Three Months Ended           Six Months Ended
                                                                                   June 30                      June 30
                                                                           ----------------------      -----------------------

                                                                             1998          1997          1998           1997
                                                                           --------      --------      --------       --------
Basic EPS:
Net Income (Loss)                                                          $ 30,169      $ 28,618      $(12,511)      $ 55,037
Less convertible preferred stock dividends                                    1,554         1,797         3,351          3,594

                                                                           --------      --------      --------       --------
Income (Loss) available to common stockholders                               28,615        26,821       (15,862)        51,443
                                                                           ========      ========      ========       ========

Weighted average shares outstanding                                          42,662        41,522        42,328         41,365
                                                                           ========      ========      ========       ========

Net Income (Loss) - per share                                              $   0.67      $   0.65      $  (0.37)      $   1.24
                                                                           ========      ========      ========       ========

Diluted EPS:
Income (Loss) available to common stockholders                             $ 28,615      $ 26,821      $(15,862)      $ 51,443
Convertible preferred stock dividends                                         1,554         1,797         3,351          3,594
Convertible debentures interest                                                   0            58            15            114
                                                                           --------      --------      --------       --------
Income available to common stockholders plus assumed conversions             30,169        28,676           N/A         55,151
                                                                           ========      ========      ========       ========

Weighted average shares outstanding-Basic EPS                                42,662        41,522        42,328         41,365

Common stock options                                                            309           580           661            577
Convertible Preferred Stock                                                   3,961         4,594         3,962          4,594
Convertible debentures                                                            0           300             0            300

                                                                           --------      --------      --------       --------
Weighted average shares outstanding-Diluted EPS                              46,932        46,996        46,951         46,836
                                                                           ========      ========      ========       ========

Net Income - per share                                                     $   0.64      $   0.61           N/A       $   1.18
                                                                           ========      ========      ========       ========




                     AMERICAN BANKERS INSURANCE GROUP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Gross collected premiums increased $30.3 million or 5% to $696.9 million for the three months ended June 30, 1998, from $666.6 million for the same period of 1997. Approximately 91% or $27.7 million of the increase came from the Company's largest product lines - Credit Unemployment, Credit A&H, and Credit Life.

During the three months ended June 30, 1998, total premiums and other revenues were $414.0 million, an increase of $8.0 million over total premiums and other revenues of $406.0 million for the same period in 1997. The overall growth in invested assets generated an additional $3.2 million of investment income for the second quarter of 1998 as compared to the same period of 1997. Realized gains contributed $3.7 million to the increase in revenues.

The benefits and claims ratio improved to 35% for the three months ended June 30, 1998 compared to 37% for the same period of 1997. However, this improvement was partially offset by an increase in the commission ratio from 41% for the three months ended June 30, 1997, to 44% for the same period in 1998.

Net income for the second quarter of 1998 was $30.2 million. Included in the net income are merger related expenses of approximately $2.3 million, net of tax. Excluding these expenses, the Company reported net income of $32.5 million. This compares with net income of $28.6 million for the same period in 1997. (See discussion in "Change of Control of the Company" below.)

Net loss for the six months ended June 30,1998 was $12.5 million. The loss is primarily the result of a merger termination fee paid to American International Group and other merger related expenses totaling $74.4 million, net of tax. Excluding the termination fee and other merger related expenses, the Company's net income for the six months ended June 30, 1998 was $61.9 million.



FINANCIAL CONDITION

Stockholders' Equity decreased $3.7 million from $813.9 million at December 31, 1997, to $810.2 million at June 30, 1998. The primary cause for the decrease was the first quarter 1998 net loss of $42.7 million.


Liquidity and Capital Resources

On June 30, 1998, $2.2 billion of securities, short-term investments and cash comprised 57% of the Company's total assets. The securities were principally readily marketable and did not include any significant concentration in private placements.

In connection with the execution of the Cendant Merger Agreement, (as discussed in the "Change of Control of the Company" below) the Company paid American International Group, Inc. (AIG) a fee of $100 million for the termination of the AIG Merger Agreement and certain other related agreements. The Company paid the fee principally with funds provided by its credit facility. The Cendant Merger Agreement also requires the Company, under certain circumstances, to pay Cendant a fee of $94.9 million plus expenses, if the Merger is not consummated. If such payments were required, the Company expects to obtain such funds from available credit facilities and/or operating cash flows.

Under the short-term credit facility and medium-term note programs, the Company has available $96 million for short-term liquidity needs as of the end of second quarter 1998. Consummation of the merger as contemplated by the Cendant Merger Agreement will, unless consents or waivers are obtained from the group of banks under the credit facility, constitute an event of default and result in the termination of the credit facility. This event may impact the Company's liquidity if it is required to repay all outstanding loans and advances pursuant to the credit facility and the unavailability of further loans and advances under the credit facility.

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

In early July 1998, Cendant announced that it believed that the potential accounting irregularities were greater than those initially discovered in April and revised its estimates for its restatement of net income and earnings per share. In late July 1998, Cendant announced that the Audit Committee had received an oral summary of the conclusions of Arthur Andersen LLP's virtually complete forensic audit and that their conclusions were consistent with the revised estimates announced in early July.

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

                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings

Commitments and Contingencies information which appears on page 13 elsewhere in this report is incorporated by reference in this item. Additional information regarding litigation can be found in the Company's 1997 Annual Report on Form 10-K.

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 6(a) - Exhibits

(2.1) Agreement and Plan of Merger among American Bankers Insurance Group, Inc.,
      ABIG acquisition Corp. A. and MS Diversified Corporation dated as of May 18, 1998.

(2.2) Purchase Agreement among American Bankers Insurance Group, Inc. and
      Dominion Automobile Association Limited dated as of March 9, 1998.

(3.1) Corporate By-Laws, as amended, through May 1998.

(27)  Financial Data Schedule (for SEC use only)


Item 6(b) - Reports on Form 8-K

None