Form 10-Q
period 1998-09-30
AMERICAN BANKERS INSURANCE GROUP INC
filed 1998-11-16
CIK 350571

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO _____


                     AMERICAN BANKERS INSURANCE GROUP, INC.
                             11222 QUAIL ROOST DRIVE
                              MIAMI, FLORIDA 33157
                                 (305) 253-2244

Commission File Number:                                                   0-9633

State of Incorporation:                                                  Florida

I.R.S. Employer Identification Number:                                59-1985922

Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                             ----    -----

Common Stock - Par Value $1.00
43,070,782 Shares Outstanding on November 3, 1998

                     AMERICAN BANKERS INSURANCE GROUP, INC.

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        QUARTER ENDED SEPTEMBER 30, 1998

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

       ITEM 1 - Financial Statements

             1. Consolidated Balance Sheets at September 30, 1998 and
                December 31, 1997.

             2. Consolidated Statements of Income for the three months ended
                September 30, 1998 and 1997.

             3. Consolidated Statements of Comprehensive Income for the three months ended September 30, 1998 and 1997.

             4. Consolidated Statements of Income for the nine months ended
                September 30, 1998 and 1997.

             5. Consolidated Statements of Comprehensive Income for the nine months ended September 30, 1998 and 1997.

             6. Consolidated Statements of Cash Flows for the nine months ended
                September 30, 1998 and 1997.

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

             The following exhibits are included herein:

             (2.1) Stock Purchase Agreement by and among American Bankers
                   Insurance Group, Inc., David K. Johnston and Sherry L. Scott dated as of July 31, 1998.

             (27)  Financial Data Schedule

       b.    Report on Form 8-K.
             None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          AMERICAN BANKERS
                                                        INSURANCE GROUP, INC.

November 16, 1998
     Date
                                                          /s/ Robert Hill
                                                    ----------------------------
                                                              Robert Hill
                                                    Principal Accounting Officer

                                     PART I

                              FINANCIAL INFORMATION

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                 (in thousands)




                                                                                1998                1997
                                                                             -----------        -----------
                                                                             (unaudited)
Assets

Investments
      Held-to-maturity securities, at amortized cost                          $   771,107       $   836,608
      Available-for-sale securities, at fair value                              1,094,408           973,790
      Equity securities, at approximate market value                              134,320           141,274
      Mortgage loans on real estate                                                 6,850             9,322
      Policy loans                                                                  9,782             9,315
      Short-term and other investments                                            218,418           184,923
                                                                             ------------       -----------
      Total investments                                                         2,234,885         2,155,232
                                                                             ------------       -----------

Cash                                                                               23,734            23,265
Accounts receivable, net of allowance for doubtful
  accounts of $4,935 in 1998 and $5,619 in 1997                                   133,794           144,330
Reinsurance receivable                                                            295,833           270,692
Accrued investment income                                                          27,722            25,228
Deferred policy acquisition costs                                                 449,560           458,289
Prepaid reinsurance premiums                                                      620,803           565,162
Other assets                                                                      158,251           140,253
                                                                             ------------       -----------
      Total assets                                                            $ 3,944,582       $ 3,782,451
                                                                             ============       ===========

Liabilities and Stockholders' Equity

Policy liabilities                                                            $   325,959       $   311,181
Unearned premiums                                                               1,487,424         1,436,034
Claim liabilities                                                                 579,680           555,797
                                                                             ------------       -----------
                                                                                2,393,063         2,303,012

Other policyholders' funds                                                          7,146             4,786
Notes payable                                                                     344,705           242,592
Deferred income taxes                                                              34,888            51,666
Accrued commissions and other expenses                                            144,776           150,147
Other liabilities                                                                 206,985           216,379
                                                                             ------------       -----------
      Total liabilities                                                         3,131,563         2,968,582
                                                                             ------------       -----------
Commitments and Contingencies (Note 5)

Stockholders' Equity
Preferred stock: $3.125 Series B Cumulative Convertible Preferred Stock
  Authorized 10,000 shares.
  Issued and Outstanding 1,983 shares in 1998 and 2,300 shares in 1997.       $    99,160       $   115,000
Common stock of $1 par value.  Authorized 100,000 shares.
  Issued and Outstanding 43,083 shares in 1998 and 41,806 shares in 1997.          43,083            41,806
Additional paid-in capital                                                        244,164           212,010
Accumulated Other Comprehensive Income                                              9,784            12,096
Retained earnings                                                                 434,229           449,444
Less:
  Treasury stock, at cost - 271 shares in 1998 and 271 shares in 1997              (8,110)           (8,110)
  Unamortized restricted stock                                                     (9,291)           (6,252)
  Collateralization of loan to Leveraged Employee
    Stock Ownership Plan                                                                0            (2,125)
                                                                             ------------       -----------
      Total stockholders' equity                                                  813,019           813,869
                                                                             ------------       -----------

      Total liabilities and stockholders' equity                              $ 3,944,582       $ 3,782,451
                                                                             ============       ===========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                  (in thousands except per common share data)
                                  (unaudited)


                                                                  1998           1997
                                                                ---------       ---------
Gross collected premiums                                        $ 695,434       $ 716,429
                                                                =========       =========

Premiums and other revenues:
      Net premiums earned                                       $ 374,250       $ 364,884
      Net investment income                                        38,087          33,872
      Realized investment gains                                     6,191           4,065
      Other income                                                  7,717           5,341
                                                                ---------       ---------
        Total premiums and other revenues                         426,245         408,162
                                                                ---------       ---------

Benefits and expenses:
      Net benefits, claims, losses and settlement expenses        127,661         136,354
      Commissions                                                 174,907         153,472
      Operating expense                                            97,074          72,629
      Interest expense                                              5,674           4,072
                                                                ---------       ---------
        Total benefits and expenses                               405,316         366,527
                                                                ---------       ---------

Income before taxes                                                20,929          41,635
                                                                ---------       ---------

Income tax expense (benefit):
      Current                                                      13,640           6,912
      Deferred                                                     (8,997)          4,884
                                                                ---------       ---------
                                                                    4,643          11,796
                                                                ---------       ---------

Net Income                                                      $  16,286       $  29,839
                                                                =========       =========



PER COMMON SHARE AND COMMON EQUIVALENT SHARE DATA
  Basic:
      Net Income                                                $    0.34       $    0.67
                                                                =========       =========

      Weighted average number of shares outstanding                42,829          41,654
                                                                =========       =========

  Diluted:
      Net Income                                                $     N/A       $    0.63
                                                                =========       =========

      Weighted average number of shares outstanding                46,986          47,144
                                                                =========       =========

Dividends per common share                                      $    0.11       $    0.11
                                                                =========       =========










          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               FOR THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (in thousands)
                                  (unaudited)


                                                             1998        1997
                                                           --------    --------
Net Income                                                 $ 16,286    $ 29,839
                                                           --------    --------

Other comprehensive income, net of tax:

   Foreign currency translation adjustments                  (1,525)       (876)

   Unrealized gains on securities:
      Unrealized holding (losses) gains arising during
        period                                               (1,968)     12,739
      Less: reclassification adjustment for gains included
        in net income                                        (5,394)          0
                                                           --------    --------
   Subtotal unrealized (losses) gains on securities          (7,362)     12,739

   Minimum pension liability adjustment                           0           0
                                                           --------    --------

Other comprehensive (loss) income                            (8,887)     11,863
                                                           --------    --------

Comprehensive income                                       $  7,399    $ 41,702
                                                           ========    ========


































          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (in thousands)
                                  (unaudited)


                                                                   1998              1997
                                                                -----------       -----------

Gross collected premiums                                        $ 2,090,244       $ 2,020,160
                                                                ===========       ===========

Premiums and other revenues:
      Net premiums earned                                       $ 1,093,957       $ 1,093,670
      Net investment income                                         109,792            99,320
      Realized investment gains                                      15,205             9,099
      Other income                                                   21,471            16,994
                                                                -----------       -----------
        Total premiums and other revenues                         1,240,425         1,219,083
                                                                -----------       -----------

Benefits and expenses:
      Net benefits, claims, losses and settlement expenses          376,848           409,282
      Commissions                                                   487,632           453,971
      Operating expense                                             268,590           224,619
      Merger termination fee                                        100,000                 0
      Interest expense                                               15,333            12,091
                                                                -----------       -----------
        Total benefits and expenses                               1,248,403         1,099,963
                                                                -----------       -----------

(Loss) Income before taxes                                           (7,978)          119,120
                                                                -----------       -----------

Income tax (benefit) expense:
      Current                                                         3,257            30,490
      Deferred                                                      (15,010)            3,754
                                                                -----------       -----------
                                                                    (11,753)           34,244
                                                                -----------       -----------

Net Income                                                      $     3,775       $    84,876
                                                                ===========       ===========



PER COMMON SHARE AND COMMON EQUIVALENT SHARE DATA
  Primary:
      Net (Loss) Income                                         $     (0.03)      $      1.92
                                                                ===========       ===========

      Weighted average number of shares outstanding                  42,491            41,389
                                                                ===========       ===========

  Diluted:
      Net Income                                                $       N/A       $      1.81
                                                                ===========       ===========

      Weighted average number of shares outstanding                  46,959            46,704
                                                                ===========       ===========

Dividends per common share                                      $      0.33       $      0.32
                                                                ===========       ===========














          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               FOR NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (in thousands)
                                  (unaudited)



                                                           1998            1997
                                                        ---------       ---------
Net Income                                              $   3,775       $  84,876
                                                        ---------       ---------

Other comprehensive income, net of tax:

   Foreign currency translation adjustments                (2,698)         (4,298)

   Unrealized gains on securities:
      Unrealized holding gains arising during period       10,322          12,246
      Less: reclassification adjustment for gains
        included in net income                             (9,936)              0
                                                        ---------       ---------
   Subtotal unrealized gains on securities                    386          12,246

   Minimum pension liability adjustment                         0               0
                                                        ---------       ---------

Other comprehensive (loss) income                          (2,312)          7,948
                                                        ---------       ---------

Comprehensive income                                    $   1,463       $  92,824
                                                        =========       =========


































          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (in thousands)
                                   (unaudited)



                                                                                          1998              1997
                                                                                      -----------       -----------
Operating activities:
Net income                                                                            $     3,775       $    84,876
Adjustments to reconcile net income to net cash provided
 by operating activities:
      Change in policy liabilities, unearned premiums, claim
            liabilities, reinsurance receivable and prepaid reinsurance premiums           19,756            70,467
      Change in other assets and other liabilities                                        (35,489)           31,646
      Decrease (increase) in accounts receivable                                           10,536            (8,063)
      Increase in accrued investment income                                                (2,494)           (2,139)
      Decrease in accrued commissions and expenses                                         (5,371)          (10,893)
      Increase in policyholders' funds                                                      2,360             1,301
      Increase in policy loans                                                               (467)             (717)
      Amortization of deferred policy acquisition costs                                   413,013           400,417
      Amortization of cost of insurance acquired                                              922             1,137
      Policy acquisition costs deferred                                                  (404,284)         (454,580)
      Provision for amortization and depreciation                                           8,094            10,391
      Provision for deferred income taxes                                                 (15,010)            3,754
      Net gain on sale of investments                                                     (15,205)           (9,099)
      Compensation and tax effect on stock option shares                                    8,499             1,632
      Net cash flow from purchases and sales of trading securities                              0             8,880
                                                                                      -----------       -----------
      Net cash (used in) provided by operating activities                                 (11,365)          129,010
                                                                                      -----------       -----------

Investing activities:
Purchase of investments
      Held-to-maturity securities                                                         (30,022)          (86,623)
      Available-for-sale securities                                                      (720,049)       (1,143,756)
Proceeds from sale of investments
      Available-for-sale securities                                                       507,776         1,006,881
      Mortgage loans                                                                        2,476               540
      Real Estate                                                                              12                25
Proceeds from maturities of investments
      Held-to-maturity securities                                                          93,651            87,218
      Available-for-sale securities                                                       112,799            49,105
Increase in short-term investments                                                        (39,082)          (55,377)
Transactions related to capital assets
      Capital expenditures                                                                 (6,939)          (13,287)
      Sales of capital assets                                                                  70                58
                                                                                      -----------       -----------
      Net cash used in investing activities                                               (79,308)         (155,216)
                                                                                      -----------       -----------

Financing activities:
Proceeds from issuance of debt                                                            116,981            25,183
Repayment of debt                                                                          (9,020)           (4,600)
Dividends paid to shareholders                                                            (18,979)          (18,353)
Proceeds from issuance of stock                                                             2,329             3,582
                                                                                      -----------       -----------
      Net cash provided by financing activities                                            91,311             5,812
                                                                                      -----------       -----------

Net increase (decrease) in cash                                                               638           (20,394)
Cash at beginning of period                                                                23,265            30,434
Rate change effect on cash flow                                                              (169)               84
                                                                                      -----------       -----------
Cash at end of period                                                                 $    23,734       $    10,124
                                                                                      ===========       ===========

Supplemental disclosures of cash flow information

  Cash paid during the period for:
    Interest                                                                          $    14,252       $     9,596
    Income taxes                                                                      $     6,690       $    35,350



          See accompanying notes to consolidated financial statements.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

(1)  FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report Form 10-K for the year ended December 31, 1997. Certain items have been reclassed to conform with 1998 presentation.

(2)  ADOPTION OF NEW FASB STATEMENT

The Company adopted FASB Statement 130, "Reporting Comprehensive Income." Components of comprehensive income for the Company include items such as foreign currency translation and unrealized gains (losses) of available-for-sale securities.

(3)  COMPREHENSIVE INCOME

Related tax effects allocated to each component of other comprehensive income for the nine months ended September 30,1998 (000's omitted)

                                                                    Tax
                                                    Before-Tax    (Expense)     Net-of-Tax
                                                      Amount     or Benefit       Amount
                                                    ----------   ----------     ----------

Foreign currency translation adjustments            $   (4,652)   $   1,954      $ (2,698)
                                                    ----------    ---------      --------
Unrealized gains on securities:

   Unrealized holding gains arising during period       15,650       (5,328)       10,322
   Less: reclassification adjustment for gains
     realized in net income                             15,286       (5,350)        9,936
                                                    ----------    ---------      --------
   Net unrealized gains                                    364           22           386
                                                    ----------    ---------      --------
Minimum pension liability adjustment                         0            0             0
                                                    ----------    ---------      --------
Other comprehensive (loss) income                   $   (4,288)   $   1,976      $ (2,312)
                                                    ==========    =========      ========

Accumulated Other Comprehensive Income Balances

                                                                               Accumulated
                                           Foreign          Unrealized           Other
                                          Currency           Gains on        Comprehensive
                                            Items           Securities          Income
                                     ------------------  ----------------  ----------------

Beginning balance                    $          (14,141) $         26,237  $         12,096
Current-period change                            (2,698)              386            (2,312)
                                     ------------------  ----------------  ----------------
Ending balance                       $          (16,839) $         26,623  $          9,784
                                     ==================  ================  ================


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

The effect of reinsurance on premiums earned is as follows for the nine months and three months ended September 30, 1998 and 1997:


                                                                 (in thousands)
                                                                Nine Months Ended

                                                September 30, 1998             September 30, 1997
                                                ------------------             ------------------
Direct premiums                                  $      1,928,789                $     1,841,110
Reinsurance assumed                                        84,466                        125,564
Reinsurance ceded                                        (919,298)                      (873,004)
                                                 ----------------                ---------------
Net premiums earned                              $      1,093,957                $     1,093,670
                                                 ================                ===============



                                                                (in thousands)
                                                              Three Months Ended

                                                September 30, 1998            September 30, 1997
                                                ------------------            ------------------
Direct premiums                                  $       645,504                $       619,697
Reinsurance assumed                                       23,823                         34,767
Reinsurance ceded                                       (295,077)                      (289,580)
                                                 ---------------                ---------------
Net premiums earned                              $       374,250                $       364,884
                                                 ===============                ===============

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

On November 12, 1998, the Company and three of its accounts entered into a settlement of all claims in class action litigation consolidated by the Panel on Multi-District Litigation in the United States District Court for the Middle District of Alabama, contingent upon approval of the fairness of the settlement by the District Court and other important conditions. This series of class actions involved the largest collective class exposure to the Company. Under the terms of the settlement, without admitting any liability, the Company and its relevant subsidiaries will contribute approximately $15 million in distributions to the classes and subclasses, and has agreed to be bound by an injunction limiting the percentage of authorized non-filing insurance premium to be charged consumer finance and retailer accounts during 6 year and 18 month periods, respectively. The Company will also likely incur approximately $2 million in expenses associated with implementing the settlement. Since this settlement was reached prior to the issuance of the Company's third quarter financial statements, the settlement and associated expenses have been accrued in the third quarter results.

While none of the Company's remaining cases are necessarily significant in terms of financial risk to the Company, the judicial climate in Alabama and Mississippi is such that the outcome of these cases is extremely unpredictable. Moreover, class action lawsuits to which the Company is a party do not lend themselves to potential damage calculation. There are still a number of cases pending, and it is expected that more suits alleging essentially the same causes of action are likely to continue to be filed during 1998. The Company denies any wrongdoing in any of these suits and believes that it has not engaged in any conduct that would warrant an award of punitive damages or that the class allegations have merit. The Company has been advised by legal counsel that it has meritorious defenses to all claims being asserted against it. The Company believes, based on information currently available, that any liabilities that could result are not expected to have a material effect on the Company's financial position.

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

In late January and early February 1998, five putative class actions on behalf of American Bankers' shareholders were filed in United States District Court for the Southern District of Florida alleging causes of action arising out of the proposed merger with AIG including claims that certain members of the Company's Board breached their fiduciary duties and that the Company violated certain provisions of the federal securities laws in connection with the proposed merger with AIG. The Company and its directors believe that the claims asserted in these actions are totally without merit and intend to vigorously contest them. The District Court judge ordered that these cases be consolidated and that the plaintiffs file a consolidated complaint. That consolidated complaint was filed and the Company and directors filed an answer. The parties are presently engaged in various pretrial matters.

Other:

The Company, in the normal course, is subject to regulatory reviews and market conduct examinations from each of the states in which it conducts business. During 1998, a multi-state market conduct review was initiated under the auspices of the NAIC. That review is the subject of continuing discussions and negotiations between the company and the states. Assuming certain conditions outside the control of the Company are met, it is possible that a consent agreement incorporating a market compliance plan would be reached during the fourth quarter of 1998.

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

(6)   SEGMENT INFORMATION

        Gross collected premiums, net premiums earned and (loss) income before federal income taxes are summarized as follows:

                                                         (in thousands)
                                                        Nine Months Ended
                                                           September 30,
                                                           -------------

                                                      1998              1997
                                                   -----------       -----------

GROSS COLLECTED PREMIUMS:

Life                                               $   701,892       $   633,215
Property and Casualty                                1,388,352         1,386,945
                                                   -----------       -----------
     Total                                         $ 2,090,244       $ 2,020,160
                                                   ===========       ===========

NET PREMIUMS EARNED:

Life                                               $   324,948       $   323,560
Property and Casualty                                  769,009           770,110
                                                   -----------       -----------
     Total                                         $ 1,093,957       $ 1,093,670
                                                   ===========       ===========

INCOME BEFORE INCOME TAXES:

Life                                               $    51,014       $    46,610
Property and Casualty                                   74,322            89,269
Other                                                 (117,981)           (4,668)
                                                   -----------       -----------
                                                         7,355           131,211
Interest Expense                                        15,333            12,091
                                                   -----------       -----------

      Total (Loss) Income before Income Taxes      $    (7,978)      $   119,120
                                                   ===========       ===========


(7)   ACCOUNTING FOR INVESTMENTS

The Company accounts for its investments according to the Financial Accounting Standards Board's Statement 115-Accounting for Certain Investments in Debt and Equity Securities.

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

The detail of Cost and Statement Value for the Fixed Maturities and Equity Securities held at September 30, 1998 is as follows:

                                                           (in thousands)

                                                    Amortized          Statement
                                                       Cost              Value
                                                    ----------        ----------
FIXED MATURITIES
Held-to-Maturity Securities                         $  771,107        $  771,107
Available-for-Sale Securities                        1,065,654         1,094,408
Trading Securities                                          --                --
                                                    ----------        ----------
  Total Fixed Maturities                            $1,836,761        $1,865,515
                                                    ----------        ----------

Net unrealized gain                                                   $   28,754
                                                                      ----------


                                                                         Market
                                                         Cost            Value
                                                       --------         --------
EQUITY SECURITIES
Held-to-Maturity Securities                            $     --         $     --
Available-for-Sale Securities                           123,406          134,320
Trading Securities                                           --               --
                                                       --------         --------
  Total Equity Securities                              $123,406         $134,320
                                                       --------         --------

Net unrealized gain                                                     $ 10,914
                                                                        --------

An analysis of the realized gains and losses of the Company for the nine months ended September 30, 1998, is as follows:

                                                                           (in thousands)

                                                                     Three Months    Nine Months
                                                                        Ended          Ended

Gross realized gains from sales of Available-for-Sale Securities       $  7,885       $ 19,847
Gross realized losses from sales of Available-for-Sale Securities        (1,930)        (4,815)
                                                                       --------       --------
Net realized gain from investment activity                                5,955         15,032
Net realized gain from other investment activity                            236            173
                                                                       --------       --------
Total realized gain                                                    $  6,191       $ 15,205
                                                                       --------       --------



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


                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                         SEPTEMBER 30             SEPTEMBER 30
                                                     --------------------      --------------------
                                                      1998         1997         1998         1997
                                                     -------      -------      -------      -------
BASIC EPS:
Net Income                                           $16,286      $29,839      $ 3,775      $84,876
Less convertible preferred stock dividends             1,549        1,797        4,900        5,391
                                                     -------      -------      -------      -------

 Income (Loss) available to common stockholders      $14,737      $28,042      $(1,125)     $79,485
                                                     =======      =======      =======      =======

Weighted average shares outstanding                   42,829       41,654       42,491       41,389
                                                     =======      =======      =======      =======

Net Income (Loss) - per share                        $  0.34      $  0.67      $ (0.03)     $  1.92
                                                     =======      =======      =======      =======

DILUTED EPS:
Income (Loss) available to common stockholders       $14,737      $28,042      $(1,125)     $79,485
Convertible preferred stock dividends                  1,549        1,797        4,900        5,391
Convertible debentures interest                            0           59           15          173
                                                     -------      -------      -------      -------
Income available to common stockholders plus
 assumed conversions                                 $16,286      $29,898      $ 3,790      $85,049
                                                     =======      =======      =======      =======

Weighted average shares outstanding-Basic EPS         42,829       41,654       42,491       41,389

Common stock options                                     195          596          506          421
Convertible Preferred Stock                            3,962        4,594        3,962        4,594
Convertible debentures                                     0          300            0          300
                                                     -------      -------      -------      -------

Weighted average shares outstanding-Diluted EPS       46,986       47,144       46,959       46,704
                                                     =======      =======      =======      =======

Net Income - per share                               $   N/A      $  0.63          N/A      $  1.81
                                                     =======      =======      =======      =======


(9)   SUBSEQUENT EVENTS

On October 13, 1998, the Company and Cendant entered into an agreement terminating the Cendant Merger Agreement. In connection with the termination, Cendant and the Company have released each other from any claims relating to Cendant's proposed acquisition of the Company and Cendant has made a $400 million cash payment to the Company. As a result of the termination Cendant has terminated the Cendant offer.

On October 28, 1998, the Company completed its acquisition of MS Diversified Corporation and its subsidiaries (MSD). The merger agreement for this acquisition was signed on May 18, 1998. The Company paid approximately $54.6 million in cash for MSD.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS





RESULTS OF OPERATIONS

Gross collected premiums were $695.4 million for the three months ended September 30, 1998 compared to $716.4 million for the same period of 1997. Gross collected premiums were $2.1 billion for the nine months ended September 30, 1998 and $2.0 billion for the same period of 1997.

During the three months ended September 30, 1998, total premiums and other revenues were $426.2 million, an increase of $18.0 million over total premiums and other revenues of $408.2 million for the same period in 1997. Investment income increased by $4.2 million and realized gains increased by $2.1 million for the third quarter of 1998 as compared to the same period of 1997.

The benefits and claims ratio improved to 34% for the three months ended September 30, 1998 compared to 37% for the same period of 1997. However, this improvement was offset by an increase in the commission ratio from 42% for the three months ended September 30, 1997, to 47% for the same period in 1998.

Net income for the third quarter of 1998 was $16.3 million. Included in the net income is a litigation settlement of approximately $11.0 million, merger related expenses of approximately $2.0 million and hurricane losses of $1.3 million, all amounts net of tax. Excluding these expenses, the Company reported net income of $30.6 million. This compares with net income of $29.8 million for the same period in 1997. (See discussion in "Change of Control of the Company" below)

Net income for the nine months ended September 30, 1998 was $3.8 million. The income includes a merger termination fee paid to American International Group and other merger related expenses totaling $76.4 million, net of tax.

FINANCIAL CONDITION

Stockholders' Equity decreased $.9 million from $813.9 million at December 31, 1997, to $813.0 million at September 30, 1998. The primary cause for the decrease was a merger termination fee payment of $100 million offset by the remaining income from operations.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 1998, $2.2 billion of securities, short-term investments and cash comprised 57% of the Company's total assets. The securities were principally readily marketable and did not include any significant concentration in private placements.

In connection with the execution of the Cendant Merger Agreement, (as discussed in the "Change of Control of the Company" below) the Company paid American International Group, Inc. (AIG) a fee of $100 million for the termination of the AIG Merger Agreement and certain other related agreements. The Company paid the fee principally with funds provided by its credit facility.

On October 13, 1998, the Company received a fee of $400 million from Cendant Corporation for the termination of the Cendant Merger Agreement. (See discussion in "Change of Control of the Company" below)

The Company does not hold significant investments in equity securities; consequently, market changes in the equity securities markets do not significantly affect the investment portfolio.

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

On October 13, 1998, the Company and Cendant entered into an agreement terminating the Cendant Merger Agreement . In connection with the termination, Cendant and the Company have released each other from any claims relating to Cendant's proposed acquisition of the Company and Cendant has made a $400 million cash payment to the Company. As a result of the termination Cendant has terminated the Cendant offer.

YEAR 2000

The Year 2000 project at ABIG was developed in early 1997 to position the company to complete the renovation and upgrades of all mission critical information systems by the end of 1998. The project involves the entire enterprise and its major accounts and vendors. It has four phases, Awareness, Assessment, Remediation, and Validation.

In early 1997, during the Awareness phase, a Corporate project team was created with Executive Management sponsorship. In the Assessment phase, ABIG inventoried all computer hardware and software. All specific systems that required modification or replacement were assessed to determine the steps necessary to remediate the Year 2000 issue. The Assessment phase was completed by the fourth quarter of 1997.

The Remediation phase began in 1997. Remediation efforts on all core insurance and accounting information processing systems has been completed. As ABIG completes remediation, the systems and products are migrated to production.

The next phase, Validation testing, is in progress. In 1997, ABIG designed and configured isolated testing labs for both mainframe and network client server technologies. The technology infrastructure, such as operating systems, third party software, wiring, network hardware and software were all upgraded to Year 2000 ready releases before being used for lab testing. The labs provide the ability to test the systems using various future Year 2000 date/time scenarios.

Validation testing on all core insurance and accounting information processing systems should be complete by the end of the first quarter in 1999. The testing is a joint effort by the Information Systems Department and senior analysts from each business area. Testing procedures have been documented using guidelines developed by Internal Audit and are being coordinated by the Information Systems Quality Assurance staff. Continuous reviews have been conducted throughout the testing by senior analysts and will continue until all systems are tested. The entire project reports to an Executive Steering Committee and is being monitored and audited by the Internal Audit group.

In 1999, the Year 2000 compliance effort at ABIG will be limited to the following:
         Completion of all systems validation testing in the Year
          2000 labs during the first quarter.
         Auditing and testing of our remote accounts.
         PC / Server upgrades and replacements.

Non information technology systems such as those pertaining to the operations of the building have been evaluated using the same four phases described above. Currently we are in the Validation testing phase. We expect that all non information systems should be compliant by the first quarter of 1999.

In early 1997, ABIG completed a detailed impact analysis of all third party software to determine Year 2000 compliance. Every vendor has been contacted and plans were executed to upgrade to the vendor's Year 2000 ready release as soon as the releases became available. There are only seven remaining product upgrades. All are scheduled by the vendors to be released in December 1998. In the first quarter of 1999, these products will be subject to the validation testing described above.

ABIG surveyed its network of corporate clients and other third parties regarding their Year 2000 readiness in our Assessment phase. All have responded to the surveys. Our Validation phase includes plans to audit the readiness of the corporate clients and to test electronic interface data in 1999.

Through September 30, 1998, the Company has expensed approximately $4.7 million and estimates another $5 million to substantially complete the project.

While the Company is not presently aware of any significant exposure, there can be no guarantee that the systems of ABIG's corporate clients and other third parties will be converted in a timely manner, or that a failure to properly convert by another company would not have a material adverse effect on the Company. In the event the Company falls short of these projections, additional internal resources will be focused on completing these projects or developing contingency plans. The necessity of any contingency plan must be evaluated on a case-by-case basis and will vary considerably in nature depending on the Year 2000 issue being addressed.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6(a) - EXHIBITS

(2.1) Stock Purchase Agreement by and among American Bankers Insurance Group, Inc., David K. Johnston and Sherry L. Scott dated as of July 31, 1998.

(27)   Financial Data Schedule (for SEC use only)

ITEM 6(b) - REPORTS ON FORM 8-K

None