Form 10-Q/A
period 1998-09-30
AMERICAN BANKERS INSURANCE GROUP INC
filed 1999-01-26
CIK 350571

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                               FORM 10-Q/A No. 1


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE TRANSITION PERIOD FROM ____ TO ____


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



                                            AMERICAN BANKERS
                                            INSURANCE GROUP, INC.



January 26, 1999                                   /s/ Robert Hill
                                            ------------------------------
                                                      Robert Hill
                                             Principal Accounting Officer

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (unaudited)



Item 5 - Continued



Other:

Any holder of the Company's common stock, par value $1.00, who intends to present a proposal at the 1999 annual shareholder's meeting may do so by following the procedures described in Rule 14a-8 under the Securities Exchange Act of 1934 and the Company's bylaws. If any holder wishes to have the proposal included in the Company's proxy statement for the 1999 annual meeting, the Corporate Secretary must receive the proposal at the Company's headquarters by 5:00 pm on March [12], 1999. The Corporate Secretary is Arthur W. Heggen and the Company's headquarters is located at 11222 Quail Roost Drive, Miami, Florida 33157-6596.