Form 10-K
period 1998-12-31
AMERICAN BANKERS INSURANCE GROUP INC
filed 1999-03-30
CIK 350571

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                          COMMISSION FILE NUMBER 0-9633

                     AMERICAN BANKERS INSURANCE GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           FLORIDA                                            59-1985922
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

                    11222 QUAIL ROOST DRIVE, MIAMI, FL 33157
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (305) 253-2244

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


           TITLE OF CLASS                             NAME OF EACH EXCHANGE ON WHICH REGISTERED
           --------------                             -----------------------------------------
COMMON STOCK, $1 PAR VALUE                                    NEW YORK STOCK EXCHANGE, INC.
$3.125 SERIES B CUMULATIVE CONVERTIBLE                        NEW YORK STOCK EXCHANGE, INC.
PREFERRED STOCK, $50 LIQUIDATION PREFERENCE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIODS THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES  X   NO
                                       ---     ---

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.[ ]

THE AGGREGATE MARKET VALUE ON MARCH 19, 1999, OF THE VOTING COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $2,100,000,000. SHARES OF COMMON STOCK HELD BY EXECUTIVE OFFICERS AND DIRECTORS WHO INDIVIDUALLY OWN 5% OR MORE OF THE OUTSTANDING COMMON STOCK HAVE BEEN EXCLUDED IN THAT SUCH PERSONS MAY BE DEEMED TO BE AFFILIATES; HOWEVER, THIS DETERMINATION OF AFFILIATE STATUS IS NOT NECESSARILY DETERMINATIVE FOR OTHER PURPOSES.

THERE WERE APPROXIMATELY 43,200,000 SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, $1 PAR VALUE, AS OF MARCH 19, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) PORTIONS OF REGISTRANT'S PROXY STATEMENT FOR THE ANNUAL SHAREHOLDERS MEETING TO BE HELD MAY 7, 1999 TO BE FILED WITHIN 120 DAYS OF REGISTRANT'S FISCAL YEAR END ARE INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K. (2) PORTIONS OF REGISTRANT'S SCHEDULE 14D-9 AND AMENDMENT NO. 3, AMENDMENT NO. 6, AMENDMENT NO. 10, AMENDMENT NO. 11, AND AMENDMENT NO. 22 THERETO; THE FORM S-3 REGISTRATION STATEMENT NUMBER 2-94359; THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE YEARS ENDING 1990, 1993, 1994, 1995, AND 1997; THE REGISTRANT'S CURRENT REPORT ON FORM 10-Q DATED MARCH 31, 1994; MARCH 31, 1995; SEPTEMBER 30, 1997; AND JUNE 30, 1998; THE 1987 ANNUAL MEETING PROXY STATEMENT; THE REGISTRANT'S CURRENT REPORT ON FORM 8-K DATED NOVEMBER 14, 1990, JANUARY 13, 1998, AND MARCH 10, 1999; REGISTRANT'S STATEMENTS ON FORM S-8 FILED ON FEBRUARY 19, 1999 NUMBER 333-72615 AND 333-72619 ARE INCORPORATED BY REFERENCE, IN PART IV OF THIS FORM 10-K.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                                AND SUBSIDIARIES

                                Table of Contents

                                     PART I


                                                                                              PAGE
                                                                                             NUMBER
                                                                                             ------
Item 1         Business.........................................................................3

Item 2         Properties......................................................................25

Item 3         Legal Proceedings...............................................................25

Item 4         Submission of Matters to a Vote of Security Holders.............................28


                                                      PART II

Item 5         Market for the Registrant's Common Stock and Related Stockholder Matters........32

Item 6         Selected Financial Data.........................................................33

Item 7         Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.........................................................37

Item 8         Financial Statements and Supplementary Data.....................................51

Item 9         Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosures..........................................97

                                                     PART III

Item 10        Directors and Executive Officers of the Registrant..............................98

Item 11        Executive Compensation..........................................................99

Item 12        Security Ownership of Certain Beneficial Owners and Management.................100

Item 13        Certain Relationships and Related Transactions.................................101


                                                      PART IV

Item 14        Exhibits, Financial Statement Schedules and Reports on Form 8-K................102


PART I

ITEM 1

     BUSINESS

     a.  DEVELOPMENT OF BUSINESS

         American Bankers Insurance Group, Inc. ("ABIG", "American Bankers" or the "Company") was incorporated in Florida on July 24, 1978. ABIG became the holding company of American Bankers Insurance Company of Florida ("ABIC") and American Bankers Life Assurance Company of Florida ("ABLAC") as a result of their merger with wholly owned subsidiaries of ABIG after approval by their respective stockholders on October 31, 1980. In addition to ABIC and ABLAC, the Company's subsidiaries include American Bankers Argentina Compania de Seguros, S.A. ("ABA"), American Bankers Dominicana, S.A. ("ABD"), Caribbean American de Panama Compania de Seguros, S.A. ("CAPSA"), Federal Warranty Service Corporation ("FWSC"), Sureway, Inc., Caribbean American Life Assurance Company ("CALAC"), Caribbean American Property Insurance Company ("CAPIC"), American Reliable Insurance Company ("ARIC"), Bankers American Life Assurance Company ("BALAC"), Bankers Insurance Group, Ltd. ("BIG"), Bankers Atlantic Reinsurance Company ("BARC"), IBIC Forsikringsmaeglere, five insurance companies referred to collectively as the Voyager Insurance Companies, and several insurance and non-insurance companies referred to collectively as MS Diversified Corporation ("MSD").

         ABIC was incorporated in the state of Florida on October 29, 1947 and ABLAC, a legal reserve life insurance company, was incorporated in the state of Florida on February 6, 1952. ABA, formerly known as La Suizo, a wholly owned subsidiary in Argentina, was acquired by the Company in 1997. ABD, formerly known as Seguros la Hemisferica, S.A., a wholly owned subsidiary in the Dominican Republic, began operations in 1996. CAPSA, a wholly owned subsidiary in Panama, began operations in 1998. FWSC, a wholly owned subsidiary in California, was acquired in 1993. Sureway, Inc., a wholly owned subsidiary in Florida, began operations in 1973. CALAC and CAPIC, wholly owned subsidiaries in Puerto Rico, began operations in 1988 and 1992, respectively. ARIC, a wholly owned subsidiary in Arizona, was acquired by the Company in 1984. BALAC, a wholly owned subsidiary in New York, began operations in 1991. BIG, a wholly owned subsidiary in the United Kingdom, began operations in 1997. BIG acquired Bankers Insurance Company Limited (BICL), previously American Bankers' wholly owned subsidiary in the United Kingdom. BARC, a wholly owned subsidiary in the Turks & Caicos Islands, began operations in 1995. IBIC, a wholly owned subsidiary in Denmark, was acquired by the Company in 1997. The Voyager Insurance Companies were acquired by the Company in 1993 and consist of five companies incorporated in Florida, Georgia and South Carolina. MSD is a group of nineteen companies headquartered in Mississippi and was acquired by the Company in 1998.

         On March 5, 1999, the Company entered into an agreement pursuant to which Fortis, Inc. ("Fortis") will acquire the Company through a merger. The Company, Fortis and Greenland Acquisition Corp., a wholly owned subsidiary of Fortis, entered into an Agreement and Plan of Merger (the "Fortis Merger Agreement") which provides that, subject to satisfaction of specified terms and conditions, including regulatory and common stockholder approval, Greenland will merge with and into the Company. The Company will be the surviving corporation in the Merger and will become a wholly owned subsidiary of Fortis. If the merger is consummated, holders of the Company's common stock will receive $55.00 in cash for each share of common stock. Holders of the Company's preferred stock will receive $109.857 in cash for each share of preferred stock unless the merger is not approved by the holders of at least 2/3 of the shares of preferred stock voting as a class or if Fortis reasonably determines that such a vote is not likely to be obtained. In such case, the preferred stock will continue to remain outstanding after the merger, pursuant to the terms and conditions as are in effect on March 5, 1999, except that the preferred stock will be convertible as provided in the Company's Articles of Incorporation. The Company also executed a Stock Option Agreement granting Fortis the right to purchase up to 8,406,559 shares of common stock upon the occurrence of certain events at $55 per share. If the merger is not consummated, the total amount that Fortis may receive under the Stock Option Agreement and the Fortis Merger Agreement is limited to $100 million plus expenses. In addition, certain stockholders have entered into a voting agreement with Fortis pursuant to which they have generally agreed to vote their shares in favor of the Fortis Merger Agreement and the merger.

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

         For information on the growth of the Company's business for the years ended December 31, 1998, 1997, 1996, 1995 and 1994, see the Gross Collected Premiums table following in "Narrative Description of Business."

     b.  BUSINESS SEGMENT DATA

         In 1998, the Company adopted FASB 131, "Disclosures about Segments of an Enterprise and Related Information." FASB 131 supersedes FASB 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organizations that are used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FASB 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of FASB 131 did not affect results of operations or financial position of the Company but did affect the disclosure of segment information. The Company has restated all previously reported segment information to conform to the new presentation.

         For Business Segment information see pages 7 and 8, and Note 14 to the Consolidated Financial Statements on page 85 in Part II Item 8 of this report.

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

         Credit-related insurance products generally offer a consumer a convenient option to insure a credit card or loan balance so that the amount of coverage purchased equals the amount of outstanding debt. Coverage is generally available to all consumers with few of the underwriting conditions that apply to ordinary term insurance, such as medical examinations and medical history reports. The Company's life and AD&D insurance products generally provide payment in full of the outstanding debt balance in the event of the insured's death. The unemployment and disability products satisfy the minimum monthly loan payment for a specified duration in the event of unemployment or disability. The Company's property insurance products pay the loan balance or the cost of repairing or replacing the insured's merchandise in the event of a covered loss. The Company avoids lines of insurance characterized by long loss payout periods, such as workers' compensation and most general liability coverages.

         The Company markets its credit-related insurance products on a wholesale basis through a network of clients that consist primarily of major financial institutions, retailers and other entities which provide consumer financing as a regular part of their businesses. American Bankers enters into contracts, typically with terms of three to five years, with its corporate clients pursuant to which such clients sell the Company's insurance products to their customers. In return, these clients receive expense reimbursements or commissions to recover costs associated with selling the insurance and to generate incremental revenues. The Company's clients typically share in the profitability of business sold by them.

         American Bankers also writes non credit-related insurance in markets where it believes it has less competition from other insurers. For example, the Company's extended service contracts products pay the cost of repairing or replacing the insured's merchandise in the event of damages due to a covered loss. In addition, the Company acts as an administrator for the National Flood Insurance Program, for which it earns a fee for collecting premiums and processing claims. The Company does not assume any underwriting risk with respect to this program.

         The Company's business strategy is to continue developing distribution channels which provide access to large numbers of potential insureds in markets not traditionally served by other insurance companies. In addition, the Company emphasizes long-term relationships with its clients and the development of insurance programs designed to meet individual client needs. An essential part of the Company's strategy is to invest in technology which enables American Bankers to accommodate a large group of clients and their customers while simultaneously offering customized insurance programs.

         American Bankers has been able to develop a diverse client base. In 1998, no single client accounted for more than 10% of the Company's gross collected premiums. The Company distributes its products through various markets or distribution channels involving over one thousand clients. Its business is generally not concentrated and the ten largest unrelated clients represent approximately 36% of the Company's gross collected premiums.

         Several of the Company's subsidiaries jointly market products and programs within each distribution channel, and the Company believes that such cross-marketing achieves economies of scale that lower administrative costs. The Company centralizes the processing of its products and avoids duplication of administrative functions by combining its service and marketing activities.

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

         The Company uses contracts which allow the Company's clients to participate in the underwriting results of policies they market to their customers. The "Retro Plan" contract links a client's overall commission to the claims experience on policies marketed to its customers, so that low loss ratios result in higher commissions for the client and high loss ratios result in lower commissions. Another form of participation is a profit sharing contract under which the client earns up to 50% of the profits generated from its insurance business. The Company also reinsures premiums generated by certain clients to the clients' own captive insurance companies or to reinsurance subsidiaries in which clients have an ownership interest. For the Company's remaining business, the client's commission is not linked to its claims experience.

     Business Segments

         FINANCIAL MARKETS

         (in thousands)

                                                   NET
                          GROSS COLLECTED        PREMIUMS          OPERATING
                              PREMIUMS            EARNED            INCOME*

           1998              $2,345,400         $1,204,200          $127,300
           1997               2,272,900          1,201,900           130,500
           1996               2,070,400          1,139,400           114,700

            *Operating income consists of earnings before interest expense and taxes.

            HIGHLIGHTS

            o    Gross collected premiums increased 3.2% in 1998 from 1997.

            MAJOR PRODUCTS

            o    Credit Unemployment
            o    Credit A&H
            o    Credit Life
            o    Credit Property
            o    Extended Service Contracts
            o    Mobilehome Physical Damage

            DISTRIBUTION CHANNELS

            o    Retailers
            o    Financial Institutions
                     Commercial Banks
                     Consumer Finance Companies
                     Mortgage Bankers
                     Savings Institutions
            o    Manufactured Housing, Travel Trailer and
                 Equipment Manufacturers, Dealers and Lenders
            o    Utility Companies

      PERSONAL LINES

      (in thousands)

                                                   NET
                          GROSS COLLECTED        PREMIUMS          OPERATING
                              PREMIUMS            EARNED            INCOME*

           1998              $351,900           $195,900            $14,100
           1997               332,800            193,100             27,800
           1996               319,500            199,900             28,900

            *Operating income consists of earnings before interest expense and taxes.

            HIGHLIGHTS

            o    Gross collected premiums increased 5.7% in 1998 from 1997.

            MAJOR PRODUCTS

            o    Mobilehome Physical Damage
            o    Flood
            o    Homeowners
            o    Ordinary
            o    Agriculture

            DISTRIBUTION CHANNELS

            o    Independent Agents

            For additional Business Segment Information see page 85 in Part II
            Item 8 of this report.

PRODUCTS

The following table sets forth the gross collected premiums of the Company's major insurance products:


                                                            GROSS COLLECTED PREMIUMS
                                                            MAJOR INSURANCE PRODUCTS
                                                            YEARS ENDED DECEMBER 31
                                                                 (in millions)
                                           1998            1997           1996          1995           1994
                                           ----            ----           ----          ----           ----
Credit Unemployment                    $      531.8      $   530.6     $   489.4      $   410.8      $  269.8
Credit A&H                                    436.2          432.7         377.6          349.0         244.5
Credit Life                                   410.9          365.3         309.5          287.2         211.7
Credit Property                               331.4          342.2         336.9          367.7         354.2
Extended Service Contracts                    232.0          209.9         203.9          129.5          19.3
Mobilehome Physical Damage                    182.1          138.4         132.2          137.3         121.4
Flood                                          85.6           77.1          56.0           44.5          35.8
Mortgage A&H                                   79.8           75.6          66.6           53.3          49.1
Homeowners                                     55.8           83.5          93.7          101.1          87.0
Ordinary                                       41.7           37.2          29.0           23.2          21.0
All Other(1)                                  411.7          447.9         398.0          383.0         347.3
                                       ------------- -------------- ------------- -------------- -------------
   Total                               $    2,799.0      $ 2,740.4     $ 2,492.8      $ 2,286.6      $1,761.1
                                       ============= ============== ============= ============== =============

(1) "All Other" represents a large number of products, approximately 50 to 60 each year. The most significant in 1998 and 1997 are the Group Life, Livestock Mortality and Group A&H.

          The Company's business can be divided into two principal types of products: (1) Financial Market Products, consisting primarily of credit-related insurance, and (2) Personal Lines, consisting of non credit-related products and services.

          The Credit Unemployment, Credit A&H, Credit Life, Credit Property, Extended Service Contracts and Mortgage A&H products are all included in the Financial Market segment. The Flood and Ordinary products are included in the Personal Lines segment. The Mobilehome Physical Damage and Homeowners are written by both segments.

                            Financial Market Products

         Property Insurance. The Company's property insurance is written primarily by ABIC, ARIC, CAPIC and certain of the Voyager Companies. Through these subsidiaries, the Company writes a variety of property insurance which includes homeowners and coverages for comprehensive physical damage of mobilehomes, autos, furniture, fixtures and other consumer goods. In the event of a loss due to a covered event, the Company will either pay off the loan balance or replace or repair the merchandise.

         The terms of the Company's property policies range from 30 days to multiple years. Multiple year policies generally coincide with the term of the financing for the insured property. For example, a consumer purchasing an automobile and financing the purchase over a three-year period can purchase a three-year physical damage policy at the inception of the loan for a single premium. An increasing proportion of gross collected premiums are monthly premiums received in connection with credit card purchases. Such premiums are based on the average outstanding credit card balances.

         Life and A&H Insurance. Through ABLAC, ABA, ABD, BALAC, CALAC, CAPSA and certain of the Voyager Companies, the Company writes life, AD&D and disability insurance primarily on consumer loans, mortgages and credit card balances. This life insurance is a form of decreasing term life insurance written generally without medical examination of the borrower. Premiums are received either in a single payment at the time the policy is written or monthly along with the borrower's regular payment. It is normally written for the term of the installment debt and retires all or a portion of the indebtedness in the event of the insured's death. Disability insurance covers a borrower for payments coming due on an installment loan, mortgage loan or revolving charge account while the borrower is disabled.

         Credit Unemployment Insurance. Through ABIC, ABA, BIG, CAPIC and certain of the Voyager companies, the Company writes unemployment insurance on credit card balances in conjunction with life, disability and property coverages. This unemployment insurance provides for the payment of the minimum monthly loan payment for a specified duration while the insured is involuntarily out of work. Premiums for this coverage are based on the average outstanding credit card balance.

         Extended Service Contracts. The Company's extended service contract
         (ESC) business, sold mainly through FWSC, Sureway, certain of the Voyager companies and MSD, involves various arrangements including the administration for and the insuring of obligations for ESCs sold in conjunction with the sale of consumer products by retailers. The ESCs typically provide service guarantees through the retailers which go beyond any manufacturers' warranties underlying the products.

         Of the Company's "Major Insurance Products", eight are associated with the Financial Market Products.

                                 Personal Lines

         The Company also derives revenues from non credit-related insurance products and services. These products and services principally consist of: (1) mobilehome physical damage, (2) administration fees earned in connection with the National Flood Insurance Program, (3) individual life insurance sold principally in Latin America and the Caribbean, (4) livestock mortality insurance, (5) individual life and disability products sold through employer-sponsored payroll deduction programs, and (6) surety coverages.

         Certain products included in the Personal Lines segment, such as Mobilehome Physical Damage and Homeowners, are affected by seasonal changes during the year. This causes profitability in those lines and for the Company to fluctuate throughout the year.

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

         A distinct characteristic of the Company's credit-related insurance products is that the majority of these products represent relatively low policy values since policy size is equal to the size of the installment purchase or credit card balance. Thus, loss severity for most of the Company's business is low relative to other insurance companies writing more traditional lines of business. For those product lines where exposure to catastrophe loss is higher (Homeowners and Mobilehome Physical Damage), the Company closely monitors and manages its aggregate risk by geographic area and has entered into reinsurance treaties to control its exposure to catastrophe losses.

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

         Marketing

         American Bankers markets its credit-related insurance programs as a wholesale distributor through several defined distribution channels:
         Consumer Finance Companies, Mortgage Bankers, Electric, Gas and Telephone Utilities, Savings Institutions, Commercial Banks, Manufactured Housing, Travel Trailer and Equipment Manufacturers, Dealers, Lenders, and Retailers. These distribution channels constitute the Company's Financial Market distribution channel. The distribution channel for the Company's Personal Lines is primarily Independent Agents.

         At December 31, 1998, the Company had 82 salaried sales representatives and 15 sales managers located in 15 regional sales offices throughout the U.S., Canada, Caribbean, the United Kingdom, and Latin America. Employees in the regional sales offices solicit potential new clients and service existing clients. These sales personnel typically have work experience in the client's industry and have received extensive sales and product training from the Company. The Company's sales personnel provide ongoing service and advice to clients to assist them in marketing the Company's insurance products and attempt to gain new clients by illustrating how the client can provide a value-added service to its customers and at the same time enhance their profitability by marketing the Company's products. Specifically, the Company's sales personnel approach each potential client with a structured four-call process: (1) initial contact, (2) gathering information and analyzing the prospect's needs, (3) presenting a program tailored to those needs, and (4) agreeing to and implementing a program that is satisfactory to both the client and the Company.

         Products are individual programs underwritten by any of the insurance subsidiaries or "packages" which are a combination of products from various subsidiaries. These products can also be sold through more than one distribution channel. Product cross-over is commonplace within the Company's system, which facilitates streamlined administration and processing, as well as product development. For example, the Company's "Chargegard" product is a combination of life, accident and disability, unemployment and property insurance coverage and is marketed through the Consumer Finance Companies, Mortgage Bankers and Savings Institutions, Commercial Banks and Retailers distribution channels.

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

         Manufactured Housing and Travel Trailer Manufacturers and Lenders

         The Company provides property insurance and credit-related products to purchasers of mobilehomes and travel trailers. Products are distributed primarily through manufactured housing, travel trailer manufacturers, dealers and lenders.

         Retailers

         The Company is a major provider of credit-related insurance and is a provider of extended service contract products to the retail industry. This client base includes department and specialty stores, home furnishings and home improvement stores, appliance and electronics stores, general merchandise and automotive chains, jewelry stores, catalog and rental companies. To further enhance its market position in this area, the Company develops customized direct mail and telemarketing programs for these clients. Premiums are generated from mailings included in monthly credit card statements or are generated at the point of sale.

         Equipment Manufacturers and Dealers

         Dealers and Manufacturers revenues are derived from credit life, disability, physical damage and warranty insurance products sold through agricultural and other equipment manufacturers.

         The following is a discussion of the distribution channels for the Personal Lines:

         Independent Agents

         The Company markets individual life insurance to the public through a network of independent agents. In the Agency market, the Company competes with many large nationwide companies. As a result, the Company has made the decision to control the growth of this segment by de-emphasizing the U.S. market and focusing on the Caribbean and Latin American markets where competition is less vigorous.

         Other Personal Lines products sold through agents are livestock insurance, which primarily covers animal mortality, surety coverages, and property insurance on antique automobiles and collectibles.

         Agents also produce the flood insurance business that the Company administers on behalf of the National Flood Insurance Program. The Company acts as administrator and does not assume any underwriting risk with respect to this program.

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

    Quality of Fixed Maturities                 Maturity of Fixed Maturities
=================================        ======================================
AAA                           53%        0-1 Year                           17%
AA                             9%        1-5 Years                          49%
A                             17%        5-10 Years                         22%
BBB                           17%        10-20 Years                        11%
BB/NR                          2%        Over 20 Years                       1%
Private Placement              2%                                   -----------
                     -----------                                           100%
                             100%


At December 31 (in thousands):


  AT CARRYING VALUE:                              1998           1997           1996          1995            1994
---------------------------------------------------------------------------------------------------------------------
  FIXED MATURITIES
  Corporate - Fixed Rate                      $  859,100     $  815,100     $  679,800     $  346,000     $  229,900
  Corporate - Adjustable Rate                     68,000         65,200         19,900         15,000         14,400
  Corporate - Convertible                         10,800          7,000          5,400          6,000
  State and Municipal                            294,400        129,200        137,500        123,500        109,800
  U.S. Government                                717,000        738,800        741,600        817,900        631,400
  Govt. & Foreign Jurisdictions                   74,500         45,100         67,100         61,900         36,200
  Installment Loans                                6,400         10,000         14,000         17,300         22,200
---------------------------------------------------------------------------------------------------------------------
                                               2,030,200      1,810,400      1,665,300      1,387,600      1,043,900
---------------------------------------------------------------------------------------------------------------------
  EQUITY SECURITIES
  Preferred - Fixed Rate                          41,700         37,300         27,800         38,400         16,600
  Preferred - Convertible                         10,100            500          5,800            700            600
  Common                                          78,600        103,500         79,300         73,900         48,200
---------------------------------------------------------------------------------------------------------------------
                                                 130,400        141,300        112,900        113,000         65,400
---------------------------------------------------------------------------------------------------------------------
  Mortgage Loans                                   7,000          9,300         10,200         11,800         13,800
  Policy Loans                                     9,900          9,300          8,300          7,800          6,800
  Real Estate                                      3,900          2,100          5,600          3,100          3,800
  Short-Term & Other
  Investments (principally
  invested cash)                                 348,800        182,800        166,100        165,100        131,200
---------------------------------------------------------------------------------------------------------------------
                                                 369,600        203,500        190,200        187,800        155,600
=====================================================================================================================
  TOTAL INVESTMENTS                           $2,530,200     $2,155,200     $1,968,400     $1,688,400     $1,264,900
=====================================================================================================================

                                   NET INVESTMENT INCOME
                                 (in millions of dollars)

                             1998                $      150
                             1997                       134
                             1996                       121
                             1995                        99
                             1994                        74

            Other information with respect to investments is included in Note 4 to the Consolidated Financial Statements on page 63 in Part II Item 8 of this report.

            REINSURANCE

            A substantial portion of the Company's reinsurance activities are related to agreements to reinsure premiums generated by certain clients to the clients' own captive insurance companies, or to reinsurance subsidiaries in which the clients have an ownership interest. Therefore a substantial portion of income in this area is derived from fees paid by the captive insurance companies for processing and other services performed by the Company. Collateral is obtained in the amount equal to the outstanding reserves when these captive companies are not authorized to operate in the Company's insurance subsidiary's state of domicile as required by statutory accounting principles. The Company's reinsurance receivable and prepaid reinsurance premiums at December 31, 1998 and 1997 totaled $977.1 million and $835.9 million respectively. The Company's reinsurance was placed with numerous client reinsurers including the following significant reinsurers: (1) Montgomery Ward Insurance Company, (2) Great Lakes Insurance Company and (3) Viking Insurance Company, Ltd. The Company historically has not experienced any material losses in collection of reinsurance receivables.

            In addition, the Company's insurance subsidiaries reinsure that portion of risk in excess of $250,000 under a domestic ordinary life policy, $400,000 under an international life policy, and $300,000 under a property policy. In addition, coverage is obtained for the Company's property business as protection against catastrophic losses. This coverage is mainly related to the Company's homeowner, mobilehome physical damage and credit property products. The Company has excess of loss catastrophe reinsurance providing coverage per catastrophe on property losses of $25 million excess of a $20 million retention exclusive of any recoveries from the proportional reinsurance described above. Additional coverage is provided through aggregate stop loss coverage. The Company believes that its catastrophe reinsurance coverage continues to be adequate.

            CERTAIN FACTORS COMMON TO THE OPERATIONS OF INSURANCE COMPANIES

            Government Regulation

            The Company and its insurance subsidiaries are subject to regulation and supervision by the states and jurisdictions in which the Company's insurance subsidiaries transact business. Within the United States, the regulation varies but generally has its source in statutes that delegate regulatory and supervisory authority to an insurance official. This regulation is designed primarily to ensure the financial stability of insurance companies and to protect policyholders, rather than stockholders or creditors.

            The regulation and supervision relate primarily to approval of policy forms and rates, the standards of solvency that must be met and maintained, including risk based capital measurements, the licensing of insurers and their agents, the nature of and limitations on investments, restrictions on the size of risks which may be insured under a single policy, deposits of securities for the benefit of policyholders, methods of accounting, the form and content of reports of financial condition required to be filed, and reserves for unearned premiums, losses and other purposes. These insurance officials also conduct periodic detailed examinations of the books, records, accounts and trade practices of insurance companies domiciled or admitted in their states. Applicable state insurance laws, rather than federal bankruptcy laws, apply to the liquidation or the reorganization of insurance companies.

            Certain states also require registration and periodic reporting by insurance companies which are licensed in such states and are controlled by other corporations. Applicable legislation typically requires periodic disclosure concerning the corporation which controls the registered insurer and the other companies in the holding company system and prior approval of intercorporate transfers of assets (including in some instances payment of dividends by the insurance subsidiary) within the holding company system. The Company's subsidiaries are registered under such legislation in those states which have such requirements.

            A portion of the Company's insurance business is conducted in foreign countries. The degree of regulation and supervision in foreign jurisdictions varies from minimal in some to stringent in others. Generally, the Company's insurance subsidiaries operating in such jurisdictions, must satisfy local regulatory requirements. Licenses issued by foreign authorities to the Company's subsidiaries are subject to modification or revocation by such authorities. In addition to licensing requirements, the Company's foreign operations are also regulated in various jurisdictions with respect to currency, policy language and terms, amount and type of security deposits, amount and type of reserves and amount and type of local investment.

            A substantial portion of the business written by the Company's insurance subsidiaries is credit-related insurance. Most states and other jurisdictions in which the Company's insurance subsidiaries do business have enacted laws and regulations that apply specifically to credit-related insurance. The methods of regulation vary but generally relate to, among other things, the amount and term of coverage, the content of required disclosures to debtors, the filing and approval of policy forms and rates, and limitations on the amount of premiums that may be charged and on the amount of compensation that may be paid as a percentage of premium. In addition, some jurisdictions have enacted or are considering regulations which attempt to limit profitability arising from credit-related insurance based on underwriting experience.

            The National Association of Insurance Commissioners (NAIC), an organization of insurance regulators from all 50 states and other U.S. jurisdictions, provides a forum for the development of a uniform state insurance regulatory policy. As part of its mission, the NAIC develops model laws and regulations with the intention that the various states will, in turn, adopt them in whole or in substantial part to the extent such regulation may be deemed necessary. The NAIC's activities thus may provide useful insight into future state insurance regulatory initiatives. Individual states that adopt the NAIC model laws and regulations generally adapt the model to their perceived needs.

            In 1996 the NAIC adopted the Investment of Insurers Model Act (Defined Limits Version) which allows well-capitalized insurers more discretion and flexibility in their investment practices. In 1998, the NAIC adopted the Investment of Insurers Model Act (Defined Standards Version) which offers a "prudent person" alternative to the Defined Limits Version and allows insurers even greater latitude in establishing investment policies.

            With respect to credit insurance, in 1996 the NAIC adopted the Creditor-Placed Insurance Model Act which allows state regulators to take into account factors other than losses in determining the reasonableness of credit-related insurance rates. Also, in 1995 the NAIC amended existing model regulations which adopted an alternative approach to strict loss ratio based rate making. Finally, the NAIC is anticipated to consider issues related to credit insurance due to concerns about excessive profits earned by credit insurers and market conduct practices.

            As in the case of other types of insurance, state regulators, directly and through the NAIC, have begun a greater focus on the regulatory, licensing and disclosure issues related to market conduct of credit insurers, including the Company. In May 1998, following market conduct examinations by several states, the Company received notice from the Kentucky Commissioner of Insurance that a larger group of states (the "participating states") intended to conduct a multi-state market conduct examination. The participating states also invited the Company to pursue a compromise resolution under which the Company would voluntarily address certain areas of concern through implementation of a Compliance Plan agreeable to the states. In light of the significant costs of a multi-state examination, as well as the potential exposure for monetary sanctions, the Company chose to voluntarily negotiate a Compliance Plan. On November 23, 1998, the Company entered into a Consent Order and comprehensive Compliance Plan with the participating states relating to compliance with the disparate state insurance laws, regulations and administrative interpretations relating to credit-related insurance products. (Thirty-nine states initially joined in the Consent Order, and since November 1998 four additional states have also executed Addenda to join in the Consent Order.) As a part of the adoption of the Compliance Plan, the Company agreed in a Consent Order to pay $12 million to the participating states, and through implementation of the Compliance Plan, to provide restitution to insureds, if instances of excess premiums or less than appropriate claims payments were discovered in that process. The Company also agreed to a multi-state market conduct examination commencing on or after November 23, 1999 for review of the Company's implementation of the Compliance Plan, and to a payment of $3 million to participating states if the Compliance Plan is not fully implemented by that time. The Company is taking steps to implement the Compliance Plan by November 23, 1999 (see Note 13); however, there can be no assurance that the Company will fully implement the Compliance Plan by that date.

            Financial Regulation

            Insurance companies are required to file detailed annual and quarterly statements with state insurance regulators in each of the states in which they do business. In addition, the Company's insurance subsidiaries are required to comply with a minimum risk-based capital (RBC) standards developed by the NAIC. All of the Company's insurance subsidiaries meet the minimum risk-based capital requirements and require no action.

            In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The NAIC is now considering amendments to the Codification guidance that would also be effective upon implementation. The NAIC has recommended an effective date of January 1, 2001. The Codification provides guidance for areas where statutory accounting has been silent and changes current accounting in some areas. It is not known whether the domiciliary states of ABIG's insurance subsidiaries will adopt the Codification and whether the Departments will make any changes to the guidance. ABIG has not estimated the potential effect of the Codification guidance if adopted by the Departments as the effect could differ as changes are made to the Codification guidance, prior to its recommended effective date of January 1, 2001.

            Dividend Regulation

            The Company is a legal entity separate and distinct from its subsidiaries. As a holding company with no other business operations, its primary sources of cash needed to meet its obligations are dividends and other payments from its insurance subsidiaries.

            The Company's insurance subsidiaries are subject to various regulatory restrictions on the maximum amount of payments, including dividends, loans or cash advances that they may make to the Company without obtaining prior regulatory approval. As Florida domiciled insurance companies, ABIC and ABLAC are subject to Florida requirements that insurance company dividends must receive prior regulatory approval unless, either (1) such dividends do not exceed the larger of: (a) the lesser of 10% of surplus or net gain from operations (ABLAC) or net income (ABIC), not including realized capital gains, plus a 2-year carryforward for ABIC, (b) 10% of surplus, with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains; or (c) the lesser of 10% of surplus or net investment income (net gain before capital gains for ABLAC) plus a 3-year carryforward (2-year carryforward for ABLAC) with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains; or (2) the dividend is equal to or less than the greater of: (a) 10% of the insurer's surplus as to policyholders derived from realized net operating profits on its business and net realized capital gains; or the insurer's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year; and (b) the insurer will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend is made. As an Arizona domiciled insurance company, ARIC must receive prior regulatory approval unless such dividends do not exceed the lesser of either 10% of surplus as regards policyholders or the net investment income. As Puerto Rico domiciled companies, CALAC and CAPIC may not pay any cash dividend to stockholders except out of that part of its unassigned surplus funds which is derived from any realized net profits on its business. As a New York domiciled company, BALAC must file notice of its intention to declare a dividend and the amount thereof with the superintendent of insurance who may disapprove such distribution if he finds that it is not warranted by the company's financial condition. The Voyager Insurance Companies are domiciled in Georgia and South Carolina. Georgia and South Carolina require prior regulatory approval for dividends which combined with any distributions made within the preceding 12 months would be in excess of the greater of (1) 10% of a company's surplus as regards policyholders or (2) net gain from operations for life companies, or net income, not including realized (net realized for South Carolina) capital gains for non-life companies, as of the preceding year end. MSD has four insurance companies domiciled in Mississippi which are subject to Mississippi requirements that insurance company dividends must receive prior regulatory approval unless such dividends together with any other distributions made within the preceding 12 months do not exceed the lesser of a) 10% of surplus as regards policyholders as of the prior year end; or b) the net gain from operations (life insurance companies) or the net income not including realized capital gains (property and casualty company) for the prior year; plus a two-year carry forward.

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

            See other information with respect to dividend regulation in Note 10 to the Consolidated Financial Statements on page 74 in Part II Item 8 of this report.

            Change of Control Regulation

            The acquisition of control of an insurance company or its parent company may require approval of the insurance regulatory authorities. In general, the insurance laws and regulations of the states in which the Company's insurance subsidiaries are domiciled require this approval. In Florida, the acquisition of at least 5% of the outstanding shares of an insurance company or its parent company is generally deemed to be the acquisition of control. In the other states in which the Company's insurance subsidiaries are domiciled, however, an acquisition of 10% of such shares is generally deemed to be the acquisition of control. In seeking approval for the acquisition, the acquiring party must file detailed information concerning the acquiring parties and the plan of acquisition. The state insurance regulatory authorities may also require public hearings. The insurance laws and regulations of the states in which the Company's insurance subsidiaries conduct business may also require approval or notice of any acquisition of control. Approval or notice is required because a subsidiary may be considered to be "commercially domiciled" in the state or the market share of a subsidiary and that of the acquiror or its affiliates exceed specified limits.

            Competition

            The insurance industry is highly competitive. Some competing companies have been in business for a longer time, are more widely known by reason of such factors as age and size, and have greater financial resources than the Company. However, due to the specialized nature of the markets served and products offered, the Company's competitors differ among the different geographic locations and market segments in which the Company conducts business.

            Financial institutions have begun to market and underwrite insurance products which may lead to increased competition. To the extent that the products marketed and underwritten by these financial institutions are limited to traditional life insurance and annuity products, the Company does not expect to be significantly impacted. Some financial and lending institutions have begun to offer debt cancellation agreements. Under these agreements, the creditor agrees to forgive all or part of a debt upon death, disability or unemployment of the debtor. Thus, these agreements are similar to the Company's credit life and disability products. The state insurance and financial institution regulators are examining these agreements to determine whether they should be regulated as insurance. The Company is unable to predict the extent of any increased competition from financial or lending institution on its business.

            The Company's strategy is to establish profitable insurance underwriting and to service business in distribution channels that are relatively free of competition. In keeping with this strategy, the Company markets non-traditional insurance products through non-traditional distribution channels.

            RESERVES

            Life Companies

            Life insurance companies are required to establish and maintain policy liabilities and claim liabilities to meet their future obligations under in-force policies. For ordinary life and guaranteed renewable health insurance, the policy liabilities are amounts which will be sufficient to meet policy obligations at death, disability or maturity taking into consideration future premiums less expenses, interest, expected lapses and expected mortality. For the interest sensitive life policies, such as universal life, and for deferred annuities, this amount is the account value of the policyholder. The claim reserves on these policies are the amounts of future unpaid benefits on all incurred claims, whether reported to the company or not.

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

            Information on the Company's reserves appears in Note 5 to the Consolidated Financial Statements on page 66 in Part II Item 8 of this report.

            Property and Casualty Companies

            The unearned premium reserve is the portion of the premium applicable to the unexpired period of the policy. The consolidated financial statements include estimated provisions for unpaid losses and loss adjustment expenses (LAE) applicable to the Company's property and casualty insurance subsidiaries. Currently, these subsidiaries write principally credit unemployment, credit property, extended service contracts, mobilehome physical damage, homeowners, and livestock lines of business throughout the United States, Canada, the Caribbean, and the United Kingdom. Such liabilities are established using a combination of case basis estimates and actuarial projections, and include provisions for claims incurred but not yet reported as of the balance sheet date.

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

The following table shows the development of the estimated liability for the ten years prior to 1998.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                   DOMESTIC PROPERTY AND CASUALTY SUBSIDIARIES
           ANALYSIS OF REPORTED BALANCE SHEET LOSS AND LAE DEVELOPMENT
                                   GAAP BASIS
                                 (in thousands)


                   1988       1989      1990       1991      1992      1993      1994      1995        1996       1997       1998

Liability
for Unpaid
Losses & LAE    $  83,873    $83,328    $87,262    $89,626   $94,531  $117,080   $137,936   $163,918   $187,212   $191,881  $191,606



LIABILITY RE-ESTIMATED AS OF:

1 year later    $  79,857   $ 88,054  $ 79,291   $ 83,107  $106,007   $119,810  $144,123   $168,188    $184,204  $184,934
2 years later      84,156     84,112    83,882     85,203   110,226    136,905   150,478    174,532     182,666
3 years later      83,415     88,843    86,954     89,697   122,481    148,475   157,289    176,297
4 years later      87,017     90,476    91,670    104,249   136,894    156,268   159,861
5 years later      89,180     96,419   106,458    119,228   143,703    159,098
6 years later      94,541    111,122   118,389    125,233   146,347
7 years later     109,473    119,976   124,357    127,347
8 years later     117,301    125,961   126,548
9 years later     123,248    128,152
10 years later    125,434

Cumulative
(Deficiency)
Redundancy        (41,561)  (44,824)   (39,286)  (37,721)  (51,816)   (42,018)  (21,925)   (12,379)       4,546     6,947

CUMULATIVE AMOUNT OF LIABILITY PAID THROUGH:

1 year later     $45,460     $52,144   $49,983    $48,399   $63,922   $65,901    $71,654    $93,449   $104,001   $105,899
2 years later     59,865      64,778    61,736     60,540    85,500    92,249     96,417    120,580    132,482
3 years later     67,232      71,287    68,174     68,190   101,603   107,401    108,188    135,076
4 years later     71,444      74,210    73,273     80,932   112,557   113,745    115,825
5 years later     73,394      78,292    84,642     90,090   115,797   118,479
6 years later     76,938      89,410    90,447     92,212   119,490
7 years later     87,886      91,789    92,377     95,448
8 years later     89,234      93,620    95,582
9 years later     90,995      96,816
10 years later    94,178

Gross Liability - end of year                                        $158,359   $187,999  $239,357    $267,944  $283,724    $310,696
Reinsurance Recoverable                                                41,279     50,063    75,439      80,732    91,843     119,090
                                                                       ------     ------    ------      ------    ------     -------
Net Liability - end of year                                          $117,080   $137,936  $163,918    $187,212  $191,881    $191,606

Gross Re-estimated Liability                                         $205,215   $209,244  $252,483    $256,647  $261,260
Re-estimated Reinsurance Recoverable                                   46,117     49,383    76,186      73,981    76,326
                                                                       ------     ------    ------      ------    ------
Net Re-estimated Liability                                           $159,098   $159,861  $176,297    $182,666  $184,934

Gross Cumulative (Deficiency) Redundancy                              (46,856)   (21,245)  (13,126)     11,297    22,464


         The table in the preceding page presents the development of balance sheet liabilities for 1988 through 1998. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The upper portion of the table shows the re-estimated amount of the previously recorded liability based on the experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

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

         In the most recent years, actual loss development of the estimated liabilities for unpaid claims and LAE amounts demonstrated that the original estimates have generally been adequate except for those relating to the line "financial guarantees" not written since 1986, reinsurance pools not written since 1982, and for 1992 due to Hurricane Andrew.

         The "cumulative (deficiency) redundancy" represents the aggregate change in the estimates over all prior years. Such amounts have been reflected in the income statement over the years indicated.

         The effect on income for the past three years of changes in estimates of the liabilities for losses and LAE is shown in Note 5 to the Consolidated Financial Statements on page 66 in Part II Item 8 of this report.

         For the Company, the financial guarantee line is represented by its credit bond insurance where litigation and certain related legal issues have historically served to complicate the reserving process. Effective with 1995 settlements, credit bond insurance is not expected to produce any future impact.

         The Company's loss reserve development reflects losses assumed from excess casualty reinsurance pools in which the Company discontinued participation effective prior to 1982. The business is long-tail in nature and losses continue to exceed both Company and industry expectations. Most of these losses result from asbestos-related and environmental pollution claims. The Company's exposure is primarily through participation in excess casualty pools. These pools typically involve high-layer coverages that are applicable only after primary insurance coverage and, in many cases, reinsurance coverages have been exhausted. The Company's experience can differ significantly from that of other insurers which wrote the primary coverages directly. The Company establishes loss reserves on known claims as recommended by the various pool managers, plus additional reserves to compensate for those claims that have not yet been reported.

         At the current time, it is not possible to determine the future development of asbestos and environmental claims due to a general absence of reliable predictive data and of a generally accepted actuarial methodology for these exposures, significant unresolved legal issues including coverage issues, policy definitions and evolving theories and arguments. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties is complex and uncertain. Our historical experience suggest, however, that although reinsurance pool losses will continue, they should not have a materially adverse effect on the Company's financial condition or cash flows. Losses, net of reinsurance, from the Company's discontinued reinsurance pools were $1.8, $6.6 and $8.3 million in 1998, 1997 and 1996, respectively. At December 31, 1998 and 1997, the Company had $37.2 and $38.5 million of gross reserves related to the reinsurance pools.

         No specific formula adjustment is made to the reserves in connection with anticipated inflation; however, most coverages relate to property settlements which occur relatively quickly. The Company establishes full reserves on all lines (net of anticipated salvage and subrogation) and does not employ discounting in its reserving process.

         The differences between the December 31, 1998 liability for losses and LAE reported in the accompanying consolidated financial statements in accordance with generally accepted accounting principles (GAAP) and that reported in the annual statements filed with regulatory departments in accordance with statutory accounting practices (SAP) are as follows:

         Liability reported on a SAP basis, net of intercompany
         elimination for reinsured claim liabilities with affiliated
         life and health companies                                                           $194,766,000

         Deduct estimated salvage and subrogation recoveries
         recorded on a cash basis for SAP purposes and on an
         accrual basis for GAAP purposes                                                      (3,404,000)
                                                                                             -----------

         Liability reported on a GAAP basis for the domestic Property and
         Casualty subsidiaries before unpresented claim drafts and
         translation of foreign branch operations                                            191,362,000

         Other                                                                                   244,000
                                                                                             -----------

         Liability reported on a GAAP basis - domestic Property and
         Casualty subsidiaries only                                                          191,606,000

         Add reserves of foreign subsidiaries not included in
         consolidated statutory liability                                                     14,314,000
                                                                                             -----------

         Liability reported on a GAAP basis (net)                                            205,920,000

         Add Reinsurance Recoverable for ceded unpaid losses
         (domestic of $119,090,000 and foreign of $55,194,000)                               174,284,000
                                                                                             -----------

         Liability reported on a GAAP basis (gross)                                         $380,204,000
                                                                                             ===========


         EMPLOYEES

         As of December 31, 1998, the Company employed 3,265 people.

d.   FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

     For financial information about foreign and domestic operations see
     Note 14 to the Consolidated Financial Statements on page 85 in Part II Item 8 of this report.

ITEM 2

     PROPERTIES

     The Company's headquarters building complex is located at 11222 Quail Roost Drive, Miami, Florida 33157, and is approximately 480,000 square feet in size. The building is used exclusively for general office use, except for a portion which functions as the Company's warehouse.

ITEM 3

     LEGAL PROCEEDINGS

     Except as discussed in the following paragraphs, there are no material legal proceedings, other than ordinary routine litigation incident to the business, to which the Registrant or any of its subsidiaries is a party or of which any of their property is subject.

     LITIGATION

     The following describes the material legal proceedings of the Company.

     ALABAMA AND OTHER LITIGATION

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

     On November 12, 1998, the Company and three of its clients entered into a settlement of all claims in class action litigation consolidated by the Panel on Multi-District Litigation in the United States District Court for the Middle District of Alabama, contingent upon approval of the fairness of the settlement by the District Court and other conditions. This series of class actions involved the largest collective class exposure to the Company. Under the terms of the settlement, without admitting any liability, the Company will contribute approximately $15 million in distributions to the classes and subclasses, and has agreed to be bound by an injunction limiting the percentage of authorized non-file insurance premium to be charged consumer finance and retailer accounts during 6 year and 18 month periods, respectively. The Company has accrued additional expenses associated with implementing the settlement.

     While none of the Company's remaining cases are necessarily significant in terms of financial risk to the Company, the judicial climate in Alabama and Mississippi is such that the outcome of these cases is extremely unpredictable. Moreover, class action lawsuits to which the Company is a party do not lend themselves to potential damage calculation. There are still a number of cases pending, and it is expected that more suits alleging essentially the same causes of action are likely to continue to be filed during 1999. The Company denies any wrongdoing in any of these suits and believes that it has not engaged in any conduct that would warrant an award of punitive damages or that the class allegations have merit. The Company has been advised by legal counsel that it has meritorious defenses to all claims being asserted against it. The Company believes, based on information currently available, that any liabilities that could result are not expected to have a material effect on the Company's financial position or results of operations.

     MERGER-RELATED LITIGATION

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

     In late January and early February 1998, five putative class actions on behalf of American Bankers' shareholders were filed in United States District Court for the Southern District of Florida alleging causes of action arising out of the then proposed merger with AIG, including claims that certain members of the Company's Board breached their fiduciary duties and that the Company violated certain provisions of the federal securities laws in connection with the proposed merger with AIG making essentially comparable claims to those originally asserted by Cendant. The Company and its directors believe that the claims asserted in these actions are totally without merit and intend to continue to vigorously contest them. The District Court judge ordered that these cases be consolidated and that the plaintiffs file a consolidated complaint. That consolidated complaint was filed and the Company and directors filed an answer. The parties are presently engaged in various pretrial matters.

     OTHER

     The Company, in the normal course, is subject to regulatory reviews and market conduct examinations from each of the states in which it conducts business. During 1998, a multi-state market conduct review was initiated under the auspices of the NAIC by several states. On November 23, 1998, the Company entered into a Consent Order and comprehensive Compliance Plan with 39 participating states relating to compliance with the disparate state insurance laws, regulations and administrative interpretations which have been difficult to apply to the marketing of the Company's credit related insurance products through financial institutions, retailers and other entities offering consumer financing as a regular part of their business. The Company and participating state regulators have pledged to cooperate in rationalizing existing insurance laws and regulations to the marketing and administration of credit-related insurance products on a more comprehensive and uniform basis. As a part of the adoption of the Compliance Plan, the Company agreed in a Consent Order to pay $12 million to the participating states, and through implementation of the Compliance Plan, to provide restitution to insureds, if instances of excess premiums or less than appropriate claims payments were discovered in that process. Since November 1998, four additional states have executed Addenda joining in the multi-state Consent Order. The Company also agreed to a multi-state market conduct examination commencing in November 1999 for review of the Company's implementation of the Compliance Plan, and to a payment of $3 million to participating states if the Compliance Plan is not fully implemented by that time.

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

ITEM 4

     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information concerning each of the Executive Officers of the Company and the Executive Officers of the Company's subsidiaries.


                                                           POSITION AND OFFICES WITH THE COMPANY;
                                                          PRINCIPAL OCCUPATION FOR PAST FIVE YEARS;
NAME                           AGE                            AND OTHER DIRECTORSHIPS, IF ANY
----                           ---                         --------------------------------------
R. Kirk Landon                 69           Director (since 1980); Chairman of the Board (since 1980), Chief
                                            International Officer (1996 - January 1999 - Retired) and Chief
                                            Executive Officer of the Company (1980-1995); Chief International
                                            Officer of ABIC and ABLAC (1996 - January 1, 1999 - Retired);
                                            Director (since 1982), President (1977-1988) and Chief Executive
                                            Officer (1979-1995) of ABIC; Director (since 1980), President
                                            (1979-1988) and Chief Executive Officer (1979-1995) of ABLAC;
                                            Director, CALAC (since 1988); Director, CAPIC (since 1992);
                                            Director, BICL (since 1990); Vice Chairman, Board of Trustees,
                                            Barry University (university), Miami Shores, FL (since 1983);
                                            Chairman and Director, Federal Reserve Bank of Atlanta (Miami
                                            Branch) Miami, FL (1991 - 1998); Director, Mayor's Jewelers
                                            (jewelry retailers), Coral Gables, FL (1987 - 1998).

Gerald N. Gaston               66           Director (since 1980); President and Chief Executive Officer (since
                                            1996), President and Vice Chairman of the Board (since 1980),
                                            President and Chief Operating Officer of the Company (1980-1995);
                                            Chief Executive Officer (since 1996), Chief Operating Officer
                                            (1980-1995), Chairman of the Board (since 1993) and Vice Chairman of the Board (1979-1992) of ABIC and ABLAC (since 1993); Chairman of the Board, ARIC, VGI, VLIC, and VLHIC (since 1993); Director,
                                            BALAC (since 1991); Chairman of the Board, MSD (1998).

Eugene E. Becker               49           Chief Marketing Officer of the Company (since 1996), Chief Executive
                                            Officer (since 1996) of ABIC and ABLAC; Executive Vice President
                                            (since 1991) of the Company; Chief Executive Officer of VGI,
                                            VLHIC, and VLIC (1996); Chief Marketing Officer of the Company
                                            (1991-1995); President of ABIC (1989-1996); Executive Vice
                                            President of ABLAC (1983-1989); Director, Financial Markets of
                                            ABIC and ABLAC (since 1983); Director (1989-1996), CEO (1996);
                                            President (1993-1996) of ARIC; Chairman of the Board (since 1991)
                                            of BALAC; Director of BARC (since 1995); President (1993-1996) and
                                            Chief Operating Officer (1993-1995) of VGI, VLHIC, and VLIC.


P. Bruce Camacho               41           Executive Vice President of Investor Relations, Marketing Services,
                                            Legal and Government Affairs (1998); Executive Vice President of
                                            Investor Relations and International Development of ABIC and ABLAC
                                            (1996-1998); First Senior Vice President of ABIC and ABLAC
                                            (1995-1996); Vice President of Investor Relations, ABIC and ABLAC
                                            (1994-1995); Vice President Sales and Marketing Support (1993);
                                            Director of CALAC and CAPIC (since 1996); Director of BIG and ABSV
                                            (since 1997).

Floyd G. Denison               55           Executive Vice President - Finance of the Company, ABIC and ABLAC
                                            (since 1995); Executive Vice President and Director, Corporate
                                            Asset Management of the Company (1993-1995); Treasurer of the
                                            Company (1986-1991); Executive Vice President, Investments of ABIC
                                            and ABLAC (since 1996), Senior Vice President, Investments of ABIC and ABLAC (1983-1996); Vice President of BALAC (since 1991);
                                            Chairman of the Board of BARC (since 1996); Director of BICL
                                            (1995-1996); Director of VIIC, VLIC, VLHIC (since 1996); Director of VPCIC (since 1993).

Jay R. Fuchs                   43           President of ABLAC (since 1993); President of ABIC (since 1995);
                                            Executive Vice President of ABIC (1996); Director, ABIC and ABLAC
                                            (since 1991); Executive Vice President, Financial Markets of ABIC
                                            and ABLAC (1988-1991); Director (since 1991) and President (since
                                            1996) of BALAC; Director of VLIC and VLHIC (since 1993); Director of VGI (1993-1995), VIIC, VPCIC (since 1993).

Leonardo F. Garcia             48           Vice President and Treasurer of the Company (since 1996); Secretary of the Company (1994-1996); Senior Vice President and Chief
                                            Investment Officer of ABIC and ABLAC (since 1996); Senior Vice
                                            President and Secretary, Corporate Planning and Acquisitions of
                                            ABIC and ABLAC (1994-1996); Vice President of Investments
                                            (1993-1995); Secretary of VGI (1994-1996); Assistant Secretary of
                                            ARIC (1995-1996) Director (since 1995) and Secretary (1994-1996)
                                            of BALAC; Secretary of CALAC and CAPIC (1994-1996); Director and
                                            Secretary of BARC (1995-1996); Secretary of VGI and VPCIC
                                            (1994-1996); Assistant Secretary of VIIC, VLIC and VLHIC
                                            (1994-1996).

Arthur W. Heggen               53           Executive Vice President of the Company (since 1996); Secretary of the Company (since 1996); Vice President and Treasurer of the
                                            Company (1991-1996); Vice President and Principal Accounting
                                            Officer of the Company (1990-1991); Senior Vice President (since
                                            1990), Secretary (since 1996) of ABIC and ABLAC; Vice President of
                                            BALAC (1995-1996); Secretary and Director of BALAC (since 1996);
                                            Secretary of VGI, VPCIC, CALAC, and CAPIC (since 1996); Assistant
                                            Secretary VIIC, VLIC, and VLHIC (since 1996); Secretary of ABD
                                            (since 1996); Secretary of FWS (since 1996).


Robert F. Hill                 36           Chief Accounting Officer of the Company (since 1996); Senior Vice
                                            President and Chief Accounting Officer of ABIC and ABLAC (since
                                            1996); Vice President of ARIC (1995-1996); Audit Manager, Price
                                            Waterhouse (accounting firm) (1993-1995).

Jason J. Israel                46           Executive Vice President, Administration (since 1996); Executive Vice
                                            President, Operations, of ABIC and ABLAC (1993-1995); Senior Vice
                                            President, Financial Operations, of ABIC and ABLAC (1992); Senior
                                            Vice President, Profits, of ABIC and ABLAC (1990-1992); Vice
                                            President of BALAC (since 1995); Executive Vice President of CALAC and CAPIC (1995-1997).

Manuel J. Millor               49           Executive Vice President, Marketing of ABIC and ABLAC (since 1998).
                                            Chairman of the Board, ION Information Technologies, Ltd. (since
                                            1997); Director, Guaranteed Underwriting Agency, Ltd. (since
                                            1998); President, SIMA Ventures Services, Inc. (since 1997);
                                            Chairman and CEO, Security Insurance Group, Ltd. (1992-1997)

Michael T. Ray                 44           Executive Vice President, Subsidiaries (1998); Executive Vice
                                            President, Information Services of ABIC and ABLAC (1996-1998);
                                            First Senior Vice President, Personal and Financial Sales, of ABIC
                                            and ABLAC (1994-1995); First Senior Vice President, Marketing
                                            Director, of ABIC and ABLAC (1992-1994); Senior Vice President,
                                            Financial Insurance Processing, of ABIC and ABLAC (1990-1992);
                                            Chief Executive Officer of ARIC (1998); Chairman of the Board of
                                            BIG, BICL, BLAC (1998); President of ABA (1998); President and
                                            Chief Executive Officer of FWS (1999); Chief Executive Officer of
                                            VGI (since 1998).


None of the Executive Officers named above are involved in legal proceeding as defined in Regulation S-K, Item 401(f). Information with respect to promoters and control persons is not applicable.

PART II

ITEM 5

     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     a.    MARKET FOR COMMON STOCK


                                       Common Share Prices and Dividend Data

                                          FIRST               SECOND              THIRD               FOURTH
                                         QUARTER             QUARTER             QUARTER              QUARTER
                                         -------             -------             -------              -------
              1998
              ----
              High                         $65.75              $65.19             $61.25               $48.38
              Low                           45.63               57.75              41.75                31.31
              Dividend                        .11                 .11                .11                  .12

              1997
              ----
              High                         $29.63              $34.03             $38.31               $45.94
              Low                           24.38               25.19              32.19                36.69
              Dividend                       0.10                0.11               0.11                 0.11


           Common share and dividend amounts for the first and second quarters of 1997 have been restated to reflect the 2 for 1 stock split effective September 12, 1997.

           The last sale price per share of the Company's common stock on the last trading day of 1998, as reported by the New York Stock Exchange, was $48.38.

           Common Shares

           American Bankers Insurance Group, Inc. is traded under the New York Stock Exchange symbol ABI. The stock appears in the NYSE stock table. The above table presents the high and low prices for the stock .

           The ending market price as of March 19, 1999 was $51.94.

     b.    APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

           At December 31, 1998, there were 1,657 registered shareholders.

     c.    DIVIDENDS PER SHARE OF COMMON STOCK

           For information regarding dividends paid per common share see the table of data in Item 5 a. above.

           Prior to the closing of the pending merger with Fortis, the Company expects to continue its policy of paying regular cash dividends; however, future dividends are dependent on future earnings, capital requirements and financial condition. For more information regarding liquidity and capital resources see page 43 in Part II Item 7 of this report.

ITEM 6

  FIVE-YEAR SELECTED FINANCIAL DATA

  At December 31 (in thousands except book value per common share):

                                            1998             1997             1996            1995             1994
                                            ----             ----             ----            ----             ----
  Major Balance Sheet Items
  ASSETS
  Investments                             $2,530,200     $2,155,200         $1,968,400      $1,688,400       $1,264,900
  Cash                                        12,800         23,300             30,400          23,300           89,500
  Reinsurance receivable                     315,500        270,700            202,600         168,100          130,900
  Deferred policy acquisition costs          483,000        458,300            388,000         310,900          229,600
  Prepaid reinsurance premiums               661,700        565,200            507,100         502,300          396,800
  Other assets                               365,300        309,800            373,000         294,700          320,800
  ------------------------------------- -------------- ----------------- --------------- ---------------- ---------------
  Total assets                             4,368,500      3,782,500          3,469,500       2,987,700        2,432,500
  ------------------------------------- -------------- ----------------- --------------- ---------------- ---------------
  LIABILITIES
  Policy and claim liabilities             2,557,400      2,303,000          2,070,500       1,858,900        1,502,600
  Notes payable                              193,700        242,600            222,500         236,000          197,800
  Deferred income taxes                       32,800         51,700             40,800          29,500
  Accrued expenses                           140,100        150,100            156,900         136,200           98,800
  Other liabilities                          383,600        221,200            268,600         214,100          227,400
  ------------------------------------- -------------- ----------------- --------------- ---------------- ---------------
  Total liabilities                        3,307,600      2,968,600          2,759,300       2,474,700        2,026,600
  ------------------------------------- -------------- ----------------- --------------- ---------------- ---------------
  STOCKHOLDERS' EQUITY
  Preferred stock                             99,200        115,000            115,000
  Common stock                                43,100         41,800             20,500          20,400           20,200
  Additional paid-in capital                 245,400        212,000            217,900         215,100          212,100
  Accumulated other
   comprehensive income (losses)               2,600         12,100              7,400           7,300          (38,500)
  Retained earnings                          690,700        449,400            359,400         282,700          225,400
  Treasury stock at cost                     (11,900)        (8,100)            (1,400)         (2,500)          (1,600)
  Unamortized restricted stock                (8,200)        (6,200)            (4,400)         (3,600)          (3,200)
  Collateralization of loan to
  Leveraged Employee Stock Ownership
  Plan                                                       (2,100)            (4,200)          (6,400)         (8,500)
  ------------------------------------- -------------- ----------------- --------------- ---------------- ---------------
  Total stockholders' equity               1,060,900        813,900            710,200         513,000          405,900
  ------------------------------------- -------------- ----------------- --------------- ---------------- ---------------
  Total liabilities and
   stockholders' equity                   $4,368,500     $3,782,500         $3,469,500      $2,987,700       $2,432,500
  ------------------------------------- -------------- ----------------- --------------- ---------------- ---------------
  Book value per common share                 $22.52         $16.83             $14.56          $12.67           $10.08
  ===================================== ============== ================= =============== ================ ===============

The book value per common share for years prior to 1997 has been restated to reflect the 2 for 1 stock split effective September 12, 1997.

    FIVE-YEAR SELECTED FINANCIAL DATA

    For the Years ended December 31 (in thousands except per common share data):

                                                         1998           1997           1996          1995             1994
                                                         ----           ----           ----          ----             ----
    Consolidated Statements of Income
    Revenues
      Net premiums earned                             $1,432,000     $1,453,800     $1,378,500     $1,240,700     $1,094,300
      Net investment income                              149,700        134,100        121,200         99,400         74,400
      Realized investment gains                           19,800         10,400          7,800            700          2,700
      Merger termination fees, net (see Note 17)         300,000
      Other income                                        28,700         23,100         21,500         20,100         15,400
    ------------------------------------------------ ------------- --------------- ------------- -------------- ---------------
    Total revenues                                     1,930,200      1,621,400      1,529,000      1,360,900      1,186,800
    ------------------------------------------------ ------------- --------------- ------------- -------------- ---------------
    Benefits and expenses
      Benefits, claims, losses, and
       settlement expenses                               509,000        532,600        523,000        463,100        437,900
      Commissions                                        625,300        614,200        571,800        526,500        437,700
      Operating expenses                                 375,100        298,800        280,800        251,500        220,200
      Interest expense                                    19,100         16,200         17,500         15,600         11,200
    ------------------------------------------------ ------------- --------------- ------------- -------------- ---------------
    Total benefits and expenses                        1,528,500      1,461,800      1,393,100      1,256,700      1,107,000
    ------------------------------------------------ ------------- --------------- ------------- -------------- ---------------
    Income before income taxes                           401,700        159,600        135,900        104,200         79,800
    ------------------------------------------------ ------------- --------------- ------------- -------------- ---------------
    Income tax (expense) benefit
      Current                                           (148,600)       (37,300)       (28,900)       (25,200)       (14,800)
      Deferred                                            13,900         (7,400)       (12,500)        (6,700)        (8,500)
    ------------------------------------------------ ------------- --------------- ------------- -------------- ---------------
    Total tax expense                                   (134,700)       (44,700)       (41,400)       (31,900)       (23,300)
    ------------------------------------------------ ------------- --------------- ------------- -------------- ---------------
      Net income                                     $   267,000   $    114,900    $    94,500   $     72,300   $     56,500
    ------------------------------------------------ ------------- --------------- ------------- -------------- ---------------
    Per common share data
     Basic
      Net income                                           $6.12          $2.60          $2.24          $1.78          $1.40
    ------------------------------------------------ ------------- --------------- ------------- -------------- ---------------
    Weighted average number
     of shares outstanding                                42,554         41,433         40,697         40,556         40,344
    ------------------------------------------------ ------------- --------------- ------------- -------------- ---------------
    Diluted
      Net income                                           $5.68          $2.45          $2.16          $1.74          $1.37
    ------------------------------------------------ ------------- --------------- ------------- -------------- ---------------
    Weighted average number of
     shares outstanding                                   46,960         46,999         43,890         41,858         41,308
    ================================================ ============= =============== ============= ============== ===============
    Dividends per common share                             $0.45          $0.43          $0.40          $0.38          $0.36
    ================================================ ============= =============== ============= ============== ===============

The per common share data for years prior to 1997 has been restated to reflect the 2 for 1 stock split effective September 12, 1997.

 PREMIUMS OF TOP TEN PRODUCTS

 For the Years ended December 31 (in thousands):


                                Gross Collected          Gross Premiums           Ceded Premiums            Net Premiums
                                    Premiums                  Earned                   Earned                   Earned
                                1998        1997         1998        1997         1998        1997         1998        1997
----------------------------------------------------------------------------------------------------------------------------
Credit Unemployment         $531,800    $530,600     $576,600    $520,700     $354,700    $294,700     $221,900    $226,000
Credit A&H                   436,200     432,700      419,500     402,300      223,200     193,800      196,300     208,500
Credit Life                  410,900     365,300      346,600     324,700      192,700     151,500      153,900     173,200
Credit Property              331,400     342,200      355,800     360,900      229,400     161,800      126,400     199,100
Extended
  Service Contracts          232,000     209,900      242,800     156,900       15,700       6,700      227,100     150,200
Mobilehome
  Physical Damage            182,100     138,400      154,100     136,900       65,300      41,300       88,800      95,600
Flood                         85,600      77,100       79,800      72,600       79,800      72,600
Mortgage A&H                  79,800      75,600       81,100      74,200       18,700      14,000       62,400      60,200
Homeowners                    55,800      83,500       70,800      93,800       10,500       1,500       60,300      92,300
Ordinary                      41,700      37,200       41,500      35,200        9,400       7,900       32,100      27,300
----------------------------------------------------------------------------------------------------------------------------
Subtotal                   2,387,300   2,292,500    2,368,600   2,178,200    1,199,400     945,800    1,169,200   1,232,400
----------------------------------------------------------------------------------------------------------------------------
All Other                    411,700     447,900      323,900     432,000       61,100     210,600      262,800     221,400
============================================================================================================================
Total                     $2,799,000  $2,740,400   $2,692,500  $2,610,200   $1,260,500  $1,156,400   $1,432,000  $1,453,800
============================================================================================================================


                        FIVE-YEAR SELECTED FINANCIAL DATA

At December 31:

                                                               1998         1997           1996             1995         1994
                                                               ----         ----           ----             ----         ----
  LIFE INSURANCE SUBSIDIARIES
  Statutory capital and surplus (in thousands)*             $297,300      $250,900     $234,700        $188,900        $174,100
  Ratio of statutory capital and surplus to
   liabilities                                                  37.6%         32.2%        33.2%           28.6%           32.2%

  PROPERTY AND CASUALTY SUBSIDIARIES
  Statutory capital and surplus (in thousands)*             $476,400      $416,300     $374,500        $271,500        $224,900
  Ratio of net premiums written to statutory
   capital and surplus                                          1.8x          2.1x         2.4x            3.1x            2.6x
  Ratio of loss and loss expense reserves to
   statutory capital and surplus                               40.3%         45.5%        50.8%           65.5%           58.2%
  Combined loss and expense ratio (statutory
   basis)                                                      96.0%         95.7%        96.8%           93.8%           96.0%

-----------------------
   *See Note 10 to consolidated financial statements.

FIVE-YEAR SELECTED FINANCIAL DATA

For the Years ended December 31:

Operating Ratios                                 1998           1997            1996             1995            1994
---------------------------------------------------------- --------------- ---------------- --------------- ---------------
As a percent of net premiums earned:
Benefits, claims, losses, and
   settlement expenses                           35.5%         36.6%             37.9%            37.3%           40.0%
Commissions                                      43.7          42.2              41.5             42.4            40.0
Operating expenses as a percent of
   gross premiums earned                         13.9          11.4              11.8             12.5            13.1
-------------------------------------------- ------------- --------------- ---------------- --------------- ---------------
Net operating income* as a percent of
   gross premiums earned                          9.4           4.1               3.8              3.6             3.3
Net operating income* as a percent of
   total revenues                                13.3           6.7               5.9              5.3             4.6
Net income as a percent of average
   assets (return on assets)                      6.6           3.2               2.9              2.7             2.5
Net income as a percent of average
   common stockholders' equity
   (return on equity)                            31.4          16.6              16.5             15.7            14.1
-------------------------------------------- ------------- --------------- ---------------- --------------- ---------------
At December 31:
Debt as a percent of total
   capitalization                                15.4          23.0              23.9             31.5            32.8
Price/Earnings Ratio (DILUTED)                    8.5          18.8              11.9             11.2             8.8
Price/Book Value Ratio                            2.1           2.7               1.8              1.5             1.2
-------------------------------------------- ------------- --------------- ---------------- --------------- ---------------

*Excludes net realized investment gains and losses.

Significant fluctuations in the 1998 ratios are discussed in Part II Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 37 through 50 of this report.

       Gross Life Insurance in Force                  Gross Collected Premiums
         (in millions of dollars)                     (in millions of dollars)

           1998       $    55,206                           $     2,799
           1997            53,694                                 2,740
           1996            48,704                                 2,493
           1995            42,708                                 2,287
           1994            32,129                                 1,761

ITEM 7

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW

     INDUSTRY

     Property and casualty insurers experienced deteriorating underwriting results in 1998 as catastrophe losses returned to historical levels. A.M. Best expects underwriting results to continue to worsen through 2000. Slow premium growth continues in the property casualty industry and the expense ratio continues to increase. Declining interest rates are expected to impact the industry as investment yields are predicted to fall below 5% for the first time in 25 years.

     Litigation continues to be a major industry concern. In Alabama, and increasingly in other states, the insurance and finance industries have been targeted in litigation and this legal environment has received national news coverage. The Alabama legislature enacted limited tort reform. Judicial elections for the Alabama Supreme Court also suggest a possible shift in the judicial philosophy of the court. Future changes in the current Alabama environment, however, cannot be predicted.

     Supreme Court and regulatory rulings are expected to lead to increased marketing of insurance products by financial institutions. Moreover, legislation has been introduced in Congress for reform of the regulation of financial institutions including state regulation of insurance products marketed and underwritten by financial institutions. Financial institutions have begun to market and underwrite insurance products which are generally limited to traditional life insurance and annuity products. The Company does not expect this activity by financial institutions to be of significance to its business. It is possible that the financial institutions may seek to market the products and services being sold through ABIG's bank distribution channel.

     Some financial and lending institutions have begun to offer debt cancellation agreements. Under these agreements, the creditor agrees to forgive all or part of a debt upon death, disability or unemployment of the debtor. Thus, these agreements are similar to the Company's credit life and disability products. The state insurance and financial institution regulators are examining these agreements to determine whether they should be regulated as insurance. The determination by the regulators may impact the marketability of these agreements. The Company is unable to predict the extent to which these agreements will impact its business.

     AMERICAN BANKERS

     On March 5, 1999, the Company entered into an agreement pursuant to which Fortis, Inc. ("Fortis") will acquire the Company through a merger. The Company, Fortis and Greenland Acquisition Corp, a wholly owned subsidiary of Fortis, entered into an Agreement and Plan of Merger (the "Fortis Merger Agreement") which provides that, subject to satisfaction of specified terms and conditions, including regulatory and common stockholder approval, Greenland will merge with and into the Company. The Company will be the surviving corporation in the Merger and will become a wholly owned subsidiary of Fortis. If the merger is consummated, holders of the Company's common stock will receive $55.00 in cash for each share of common stock. Holders of the Company's preferred stock will receive $109.857 in cash for each share of preferred stock unless the merger is not approved by the holders of at least 2/3 of the shares of preferred stock voting as a class or if Fortis reasonably determines that such a vote is not likely to be obtained. In such case, the preferred stock will continue to remain outstanding after the merger, pursuant to the terms and conditions as are in effect on March 5, 1999, except that the preferred stock will be convertible as provided in the Company's Articles of Incorporation. The

     Company also executed a Stock Option Agreement granting Fortis the right to purchase up to 8,406,559 shares of common stock upon the occurrence of certain events at $55 per share. If the merger is not consummated, the total amount that Fortis may receive under the Stock Option Agreement and the Fortis Merger Agreement is limited to $100 million plus expenses. In addition, certain stockholders have entered into a voting agreement with Fortis pursuant to which they have generally agreed to vote their shares in favor of the Fortis Merger Agreement and the merger.

     In 1998, net income increased by 133% to $267.0 million from $114.9 million in 1997. Included in the results were several non-recurring revenues and expenses as described below.

     As discussed in the Terminated Acquisition Proposals section, the Company received a merger termination fee of $400 million from Cendant Corporation which was reflected in the Company's Consolidated Statements of Income net of a $100 million merger termination fee paid to AIG. The net fee is included in the other lines segment. Merger related expenses approximated $15.3 million pre-tax and are also included in the other lines segment.

     In November 1998, the Company reached an agreement, subject to court approval, to settle pending federal class action litigation associated with the Company's non-file insurance product. The Company's contribution to the settlement and related expenses approximated $17 million pre-tax and is included in the other lines segment. See discussion in Non-file Litigation.

     In November 1998, ABIG achieved agreement with 39 states resolving various market conduct issues. Incident to the adoption of the Comprehensive Compliance Plan, the Company agreed in a Consent Order, to pay up to $15 million pre-tax which will be allocated among the participating states. (Thirty-nine states joined initially in the multi-state Consent Order, and since November 1998, four additional states have also executed Addenda joining in the Consent Order.) This is included in the other lines segment. See discussion in Regulations.

     During the fourth quarter of 1998, the Company strengthened reserves by $9.8 million pre-tax and wrote off deferred acquisition costs of $3.1 million pre-tax primarily relating to lines of business no longer being written. Reserve strengthening of $4 million pre-tax is included in the Personal Lines segment with the rest of the items included in the other lines segment. In addition, the Company incurred charges totaling $6.4 million pre-tax from miscellaneous items including costs related to the relocation of a subsidiary.

     Excluding the impact on the 1998 operating results from the above items, pre-tax net income increased by $8.7 million from 1997. The increase was due to investment income and realized gains. The decrease in personal lines segment pre-tax operating income is primarily due to higher losses which includes the reserve strengthening described above.

     In 1997, operating results benefited from growth in net investment income and realized gains, while 1996 was adversely impacted by catastrophic losses of approximately $9.2 million, pre-tax, principally in the Financial Markets.

     Pre-tax operating income by business segment was as follows:

                                      (IN MILLIONS)

                               FINANCIAL MARKETS
                               ------------------
                               1998              $     127.3
                               1997              $     130.5
                               1996              $     114.7

                               PERSONAL LINES
                               --------------
                               1998              $      14.1
                               1997              $      27.8
                               1996              $      28.9

                               OTHER LINES
                               -----------
                               1998              $     279.4
                               1997              $      17.6
                               1996              $       9.9

     These segment results exclude interest expense.

     REVENUES

     Gross collected premiums increased by $58.7 million or 2%, to $2.8 billion in 1998 from $2.7 billion in 1997. Premium production in 1998 did not meet our overall expectation and, in large part, this slowdown in sales momentum was attributed to the disruption which was caused by the proposed failed acquisitions. Gross collected premiums increased 10% in 1997 and 9% in 1996.

     Total revenues increased 1% (excluding the merger termination fees) in 1998 compared to 1997. An increase in investment income of $15.6 million and a $9.4 million increase in realized investment gains offset the $21.8 million decline in net earned premium revenue. The 1998 decrease in net premiums earned in the other lines business segment is principally due to the Company's decision to discontinue writing certain lines of business in the United Kingdom subsidiary. Net earned premiums increased 5% in 1997 and 11% in 1996.

     Total net premiums earned by business segment was as follows:

                                (IN MILLIONS)

                               FINANCIAL LINES
                               ----------------
                               1998              $   1,204.2
                               1997              $   1,201.9
                               1996              $   1,139.4

                               PERSONAL LINES
                               --------------
                               1998              $     195.9
                               1997              $     193.1
                               1996              $     199.9

                               OTHER LINES
                               -----------
                               1998              $      31.9
                               1997              $      58.8
                               1996              $      39.2


     Investment income increased by 12% to $149.7 million in 1998 from $134.1 million in 1997. The increase resulted from an overall increase in invested assets of $375.0 million. The increase in the invested assets includes approximately $148.0 million as a result of the acquisition of MSD, late in 1998. Investment income increased 11% in 1997 compared to 1996.

                AVERAGE FIXED INCOME INVESTMENT YIELD

                1998                               6.7%
                1997                               6.9%
                1996                               6.8%

     CLAIMS AND COMMISSIONS

     Extensive use of commission arrangements that are adjustable based on claims experience allows ABIG to generate business with stable underwriting results as illustrated below.


                  OVERALL LOSS RATIO       COMMISSION EXPENSE RATIO   COMBINED RATIO
                  ------------------       ------------------------   --------------
         1998              35.5%                    43.7%                  79.2%
         1997              36.6%                    42.2%                  78.8%
         1996              37.9%                    41.5%                  79.4%

     The Company's property and casualty segment experience continues to perform better than the industry.

         STATUTORY COMBINED RATIOS          1998         1997          1996
         -------------------------          ----         ----          -----
                  ABIG                      96.0         95.7          96.8
                  Industry                  105*        101.6         105.8

         -----------------
         * A.M. BEST ESTIMATE

     ABIG incurred pre-tax catastrophic losses of $3.7 million in 1998 and $9.2 million in 1996. Catastrophic losses were not significant in 1997.

     ABIG's 1998 reserve development was not significantly different from previously established reserves. The Company's loss reserve development includes losses assumed from excess casualty reinsurance pools. ABIG discontinued participation in these pools effective prior to 1982. The business is long-tail in nature and losses continue to exceed both Company and industry expectations. Most of the losses are asbestos-related or environmental pollution claims.

     The Company's exposure is primarily through participation in excess casualty pools. These pools typically involve high-layer coverages that apply only after primary insurance coverage and, in many cases, reinsurance coverages have been exhausted. ABIG's experience can differ significantly from that of other insurers which wrote the primary coverages directly. The Company establishes loss reserves on known claims as recommended by the various pool managers, plus additional reserves to compensate for those claims that have not yet been reported.

     Currently, it is not possible to determine the future development of asbestos or environmental claims. The uncertainty is due to a general absence of reliable predictive data and of generally accepted actuarial methodology for these exposures. There are also significant unresolved legal issues including coverage issues, policy definitions and evolving theories and arguments. Additionally, determination of the ultimate damages and the final allocation to financially responsible parties is complex and uncertain. ABIG's historical experience however suggests that although reinsurance pool losses will continue, they should not have a materially adverse effect on the Company's financial condition or cash flows. Losses, net of reinsurance, from ABIG's discontinued reinsurance pools were $1.8, $6.6 and $8.3 million in 1998, 1997 and 1996, respectively. The survival rate for 1998 is 19.6 years which is an increase from 16.4 years in 1997. At December 31, 1998 and 1997, the Company had $37.2 million and $38.5 million, respectively, of gross reserves related to the reinsurance pools.

     The Company's U.K. subsidiary participated in certain personal accident reinsurance programs from other insurance companies during 1994 to 1997. The Company ceased writing this reinsurance in 1997; however, certain risk may continue beyond 1997 due to the nature of the reinsurance contracts written. The

     Company has retroceded the majority of its personal accident liability to other insurance companies. On a gross basis, the personal accident loss ratios are substantially higher than that expected at the time the programs were written. However, due to the nature of the Company's retrocessional coverage, net losses on these programs have not been material to the Company's operating results. At December 31, 1998, the Company had gross payables of $14.1 million, ceded recoverables of $18.2 million, gross reserves of $45.8 million and ceded receivables of $37.8 million relating to the personal accident business. The Company is currently actively investigating the cause for the significant increase in the personal accident gross loss ratio. The outcome of that investigation is currently uncertain but may result in the Company taking legal or other action against its brokers, reinsurers or others. The Company is currently involved in arbitration overpayment of certain claims with one of the cedants, and several of the Company's retrocessioners have delayed payment pending further review. The December 31, 1998 loss reserves and reinsurance recoverables are based on various estimates that are subject to considerable uncertainty. However, it is management's opinion that due to the direct relationship of the business written to the Company's reinsurance coverage that future development on these programs will not have a material adverse effect on the Company's financial condition or results of operations.

     A few of ABIG's products such as Mobilehome Physical Damage and Homeowners are affected by seasonal changes during the year. This causes profitability in those lines and for the Company to fluctuate throughout the year.

     OPERATING AND INTEREST EXPENSES

     Operating expenses (excluding interest expense) were $375.1, $298.8 and $280.8 million in 1998, 1997 and 1996, respectively. Excluding the previously discussed items on page 38, the operating expenses in 1998 were $321.5 million or 11.9% of gross premiums earned. The operating expense to gross premiums earned ratio was 11.4% in 1997. The 1996 ratio was 11.8%.

     Interest expense was $19.1, $16.2 and $17.5 million in 1998, 1997 and 1996, respectively. The increase in interest expense in 1998 is due to elevated debt levels maintained mid-year. In early 1998, the Company was required to pay a fee to AIG to terminate their proposed merger and the Company borrowed additional funds to make the payment. A portion of the fee from Cendant was used to reduce the debt level at the end of 1998. The decrease in interest expense from 1996 to 1997 was primarily due to lower debt levels during the year.

     TAXES

     The 1998 effective tax rate increased to 33.5% from 28% in 1997. The increase is due to the net merger termination fee income of $300 million which was taxed at the full statutory rate. The effective tax rate decrease in 1997 from 30.5% in 1996 was due in part to an increase in low-income housing investments and a reduction of losses in the United Kingdom subsidiary. ABIG continues its strategy to increase its investment in tax-exempt and tax-credit investments to minimize its income tax expense.

     FINANCIAL CONDITION

     Total assets increased in 1998 by 15.5% to $4.4 billion from $3.8 billion at December 31, 1997. The increase is primarily attributable to merger termination fees and the acquisition of MSD with assets of $196.9 million and the change in prepaid reinsurance premiums of $96.5 million as a result of an increase in ceded business. The increase of 9% in total assets to $3.8 billion in 1997 from $3.5 billion in 1996 was primarily attributable to increases in invested assets of $194.7 million.

         INVESTED ASSETS           FIXED MATURITIES %    SHORT-TERM & OTHER %
         ---------------           ------------------    --------------------
         1998     $2.5 billion            80%                   14%
         1997     $2.2 billion            84%                    9%
         1996     $2.0 billion            85%                    8%

     The increased percentage in the Short-term and Other investments is principally a result of the receipt of the $400 merger termination fee from Cendant in October 1998. ABIG does not hold significant investments in equity securities, mortgage loans or real estate.

     Liabilities were $3.3, $3.0 and $2.8 billion at December 31, 1998, 1997 and 1996, respectively. A major portion of the Company's liabilities in each of these years were reserves related to the insurance policies issued by the Company's subsidiaries. These reserves represented 77%, 78% and 75% of the total liabilities for the respective years 1998, 1997 and 1996.

     Notes payable were $193.8, $242.6 and $222.5 million at December 31, 1998, 1997 and 1996, respectively. ABIG's debt to capitalization (debt plus stockholders' equity) ratio has declined every year since 1994. The ratios for 1998, 1997 and 1996 were 15.4%, 23.0% and 23.9% .

     Stockholders' equity increased by $548 million to $1.1 billion at December 31, 1998, from $513 million at January 1, 1996. In August 1997, ABIG declared a two-for-one split, effected in the form of a stock dividend, on the Company's common stock. The stock split resulted in all common shareholders receiving one additional share for each share they held. In July 1996, ABIG issued 2.3 million shares of preferred stock with a stated value of $50 per share. The preferred stock issuance contributed net proceeds of $111.8 million to equity. The other primary source of growth in stockholders' equity from January 1, 1996 to December 31, 1998, was accumulated earnings of $476.3 million net of $68.2 million in dividends paid to ABIG's common and preferred shareholders.

     Under FASB Statement 115 - Accounting for Certain Investments in Debt and Equity Securities - certain investments in debt and equity securities are carried in the balance sheet at fair value. The difference between the amortized cost and the fair value of the securities available-for-sale (unrealized gain or loss, net of tax) is included as a component of equity. Unrealized gains, net of taxes on ABIG's fixed maturity portfolio were $10.2 million at December 31, 1998.

     In February 1999, the Board of Directors revoked the 1996 authority to repurchase Company stock and authorized a repurchase of up to 1.5 million shares of the Company's stock in the open market from time to time subject to certain conditions. At December 31, 1998, ABIG held approximately 360,000 shares as treasury stock and acquired an additional 476,100 shares during the first quarter of 1999.

     LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, $2.5 billion or 58% of ABIG's total assets were comprised of securities, short-term investments and cash. The securities are principally readily marketable and none are part of highly leveraged transactions. In the bond portfolio, 66% have maturities of under five years and 79% have a rating of "A" or better (80% at December 31, 1997 and 1996). Unrealized gains in fixed maturity investments decreased to $36.6 million at December 31, 1998, from $42.6 million at December 31, 1997.

     ABIG's investment portfolio has been structured to match cash requirements. Liabilities representing current cash requirements including claim liabilities, accrued commissions and other liabilities totaled $1.1 billion, $922.3 and $906.3 million, at December 31, 1998, 1997, and 1996, respectively. Other significant cash commitments in 1999 include shareholder dividends of approximately $26.6 million under the current capital structure.

     Cash flows from operations of $380.5 million in 1998, $194.4 million in 1997, and $202.7 million in 1996, contributed to meet operating requirements, as well as anticipated debt service. The 1998 cash flow from operations included the receipt of net merger termination fees of $300 million and other non-recurring charges. Cash provided by operating activities in excess of these needs is used in investing activities.

     During 1996, ABIG raised $115 million in a public offering of preferred stock. The net proceeds of $111.8 million were used primarily to support growth and reduce debt. Excluding any significant business acquisitions, ABIG expects to provide all its capital needs internally or through its short-term borrowing facility in 1999.

     Capital expenditures planned for 1999 are not expected to be significant compared to the Company's overall liquidity and cash flow. ABIG completed the expansion of its headquarters in 1997, associated costs incurred approximated $6.3 million in 1997 and $2.9 million in 1996.

     The 1.5 million share stock buyback program is not expected to significantly impact ABIG's liquidity or cash flow in any one financial reporting period. During 1998, ABIG acquired 88,900 of its shares at a cost of $3.8 million and an additional 476,100 at a cost of $22.7 million during the first quarter of 1999.

     While the impact, if any, from the resolution of pending litigation or any potential market conduct investigation cannot presently be identified, ABIG does not believe any unfavorable outcome will have a material effect on liquidity or financial condition.

     In 1995, the Company executed a $250 million financing program with a group of banks, which features a bid loan and revolving line of credit facility. In 1994, the Company registered $200 million of medium-term notes with maturities ranging from nine months to thirty years, with the Securities and Exchange Commission. In 1994 and 1995, the Company issued a $75 million fixed rate note and a $50 million floating rate note, respectively. Under these arrangements, approximately $304 million is available for short-term liquidity needs as of year end. Consummation of the merger as contemplated by the Fortis Merger Agreement will, unless consents or waivers are obtained from the group of banks under the credit facility, constitute an event of default and result in the termination of the credit facility. This event may impact the Company's liquidity if it is required to repay all outstanding loans and advances pursuant to the credit facility and the unavailability of further loans and advances under the credit facility.

     The Fortis Merger Agreement requires the Company, under certain circumstances, to pay Fortis a fee of $100 million, if the Merger is not consummated. If such payments were required, the Company would obtain such funds from available credit facilities and/or operating cash flows.

     The interest rate on the floating rate note is determined quarterly. The interest rate under the short-term facility is determined at the time amounts are borrowed. Accordingly, interest rate changes may impact the Company's interest expense.

     The Company does not commit a significant portion of its investment portfolio to equity securities; consequently, liquidity is not significantly affected by changes in the equity securities markets. At December 31, 1998, equity securities represented 5.1% of ABIG's total invested assets.

     The Company does not concentrate in policy coverages under which policyholders may control, on a discretionary basis, access to cash benefits through policy surrender and withdrawals.

     Prior to the closing of the pending merger with Fortis, the Company expects to continue its policy of paying regular cash dividends; however, future dividends are dependent on the Company's future earnings, capital requirements, financial condition and certain restrictions under its credit facility. Based on the current dividend paying abilities of the insurance subsidiaries, ABIG does not foresee any difficulty in servicing its outstanding indebtedness or its ability to pay dividends.

     Payment of dividends to ABIG by its insurance subsidiaries is dependent on regulations dictated by statutory authorities in the state in which they are domiciled. The National Association of Insurance Commissioners has introduced standards that would treat dividends in excess of the lesser of 10% of surplus or net income as extraordinary dividends requiring insurance department approval. While some states have adopted the standards, others have not. The payment of dividends by the subsidiaries is subject to restrictions discussed further in Item 1 on page 19 and Notes 9 and 10 to the Consolidated Financial Statements.

     EURO

     In Europe, effective in 1999, the European and Monetary Union has introduced the euro as a new currency. Eleven of the fifteen member countries of the European Union, participating countries, over the next three years will take the steps to convert to the new currency. Non-participating countries, include the United Kingdom and Denmark.

     ABIG's European subsidiaries, BIG and IBIC, are located in the United Kingdom and Denmark, respectively. Since our European subsidiaries are both located in and have as their principal marketplace non participating countries, the Company does not expect the introduction of the euro to materially impact their operations or increase their competition.

     YEAR 2000

     The Year 2000 project at ABIG was developed in early 1997 to position the Company to complete the renovation and upgrades of all mission critical information systems by the end of 1998. The project involves the entire enterprise and its major accounts and vendors. It has four phases, Awareness, Assessment, Remediation, and Validation. At the end of 1998, Validation testing was essentially complete for all ABIG's core insurance processing and accounting systems.

     In early 1997, a Corporate project team was created and included Executive Management. At this point the Company began its Awareness phase.

     In the Assessment phase, ABIG inventoried all computer hardware and software. All specific systems that required modification or replacement were assessed to determine the steps necessary to remediate the Year 2000 issue. The Assessment phase was completed during the fourth quarter of 1997.

     The Remediation phase began in 1997. Remediation efforts on all core insurance and accounting information processing systems have been completed and the systems returned to production.

     In 1997, ABIG designed and configured isolated testing labs for both mainframe and network client server technologies. The technology infrastructure, such as operating systems, third party software, wiring, and network hardware, were all upgraded to Year 2000 compliant releases before being used for lab testing. The labs provide the ability to perform validation testing for systems using various future Year 2000 date/time scenarios.

     The Validation testing phase started in 1998. Validation testing is a joint effort by the Information Systems Department and senior analysts from each business area. Testing procedures were documented using guidelines developed by the ABIG Internal Audit Group. These procedures are used throughout the testing by senior analysts and will continue until all systems are tested. The Validation testing phase is expected to be completed during the first half of 1999.

     The entire project reports to an Executive Steering Committee and is being monitored by the Internal Audit Group. The Internal Audit Group reports the progress of the Company's Year 2000 project to the Board of Directors.

     In 1999, the Year 2000 compliance effort at ABIG will be limited to the following:

     o Completion of all systems Validation testing in the Year 2000 labs during the first quarter.

     o   Auditing and testing of our remote accounts.

     o   PC/Server hardware and software upgrades and replacements.

     Non-information technology systems such as those pertaining to the operations of the building have been evaluated using the same four phases described above. Currently, the Company is in the Validation testing phase. The Company expects that all non-information systems should be compliant by the early part of 1999.

     In early 1997, ABIG completed an impact analysis of all major third party vendors to determine their Year 2000 compliance. Every software and hardware vendor was contacted and plans were executed to upgrade to the vendor's Year 2000 ready release. A few vendor software upgrades remain to be tested. During the first half of 1999, these products will be subject to the Validation testing described above.

     ABIG surveyed its network of corporate clients and other third parties regarding their Year 2000 readiness in our Assessment phase. The majority have responded to the surveys and have represented that they expect to be compliant by the Year 2000. Our Validation phase includes plans to audit the readiness of our major corporate clients and to test electronic interface data in 1999. The Company will continue to monitor their progress and work with them as required.

     While the Company is not presently aware of any significant exposure, there can be no guarantee that the systems of ABIG's corporate clients and other third parties will be converted in a timely manner, or that a failure to properly convert by another company would not have a material adverse effect on the Company. In the event the Company, clients or other third parties fail to be converted in a timely manner, the Company intends to implement the necessary portions of its disaster recovery plan. The Company as part of its overall business operation, has developed a disaster recovery plan which includes electronic as well as non-electronic processes. Additional internal resources will be focused to address each failure on a case-by-case basis. The recovery steps necessary will vary considerably depending on the nature of the Year 2000 issue being addressed.

     The worst case scenario would be where the Company's systems do not operate as expected and/or major clients and major service providers fail to achieve their Year 2000 compliance. Consequently, no assurance can be given that Year 2000 compliance can be achieved without costs that might affect future financial results or cause reported financial information to not be necessarily indicative of future operating results or future financial condition.

     Through December 31, 1998, the Company has expensed approximately $7.6 million and estimates another $3.3 million to substantially complete the project.

     TERMINATED ACQUISITION PROPOSALS

     During 1998, the Company was a party to two agreements regarding the acquisition of the Company. Both agreements were terminated prior to consummation.

     The Company entered into an Agreement and Plan of Merger (the "Cendant Merger Agreement") with Cendant Corporation ("Cendant") under which Cendant would have acquired the Company by merger. The execution of the Cendant Merger Agreement followed the public announcement by Cendant of its tender offer at $58 per share for shares of the Company's of common stock, to be paid in cash and common stock of Cendant, which was subsequently raised to $67. The Cendant Merger Agreement and Cendant's tender offer were terminated in October 1998 and Cendant made a $400 million cash payment to the Company.

     Cendant's acquisition proposal followed an announcement by the Company that it had entered into an Agreement and Plan of Merger (the "AIG Merger Agreement") with American International Group, Inc. ("AIG"). In March 1998, the Company, AIG and Cendant entered into a settlement agreement (the "Settlement Agreement") pursuant to which AIG agreed to temporarily waive certain provisions of the AIG Merger Agreement, allowing the Company to terminate the AIG Merger Agreement and enter into the Cendant Merger Agreement. In connection with the termination of the AIG Merger Agreement and other related agreements, AIG received from the Company a termination fee of $100 million which the Company financed through its short-term credit facility.

     NON-FILE LITIGATION

     On November 12, 1998, the Company and three of its clients entered into a settlement of all claims in class action litigation consolidated by the Panel on Multi-District Litigation in the United States District Court for the Middle District of Alabama, contingent upon approval of the fairness of the settlement by the District Court and other conditions. This series of class actions involved the largest collective class exposure to the Company. Under the terms of the settlement, without admitting any liability, the Company will contribute approximately $15 million in distributions to the classes and subclasses, and has agreed to be bound by an injunction limiting the percentage of authorized non-filing insurance premium to be charged consumer finance and retailer accounts during 6 year and 18 month periods, respectively. The Company has accrued additional expenses associated with implementing the settlement.

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

     As in the case of other types of insurance, state regulators, directly and through the NAIC, have begun a greater focus on the regulatory, licensing and disclosure issues related to market conduct of credit insurers, including the Company. In May 1998, following market conduct examinations by several states, the Company received notice from the Kentucky Commissioner of Insurance that a larger group of states (the "participating states") intended to conduct a multi-state market conduct examination. The participating states also invited the Company to pursue a compromise resolution under which the Company would voluntarily address certain areas of concern through implementation of a Compliance Plan agreeable to the states. In light of the significant costs of a multi-state examination, as well as the potential exposure for monetary sanctions, the Company chose to voluntarily negotiate a Compliance Plan. On November 23, 1998, the Company entered into a Consent Order and comprehensive Compliance Plan with 39 participating states relating to compliance with the disparate state insurance laws, regulations and administrative interpretations relating to credit-related insurance products. As a part of the adoption of the Compliance Plan, the Company agreed in a Consent Order to pay $12 million to those participating states, and through implementation of the Compliance Plan, to provide restitution to insureds, if instances of excess premiums or less than appropriate claims payments were discovered in that process. Since November 1998 four additional states have executed Addenda joining in the multi-state Consent Order. The Company also agreed to a multi-state market conduct examination commencing on or after November 23, 1999 for review of the Company's implementation of the Compliance Plan, and to a payment of $3 million to participating states if the Compliance Plan is not fully implemented by that time. The Company is taking steps to implement the Compliance Plan by November 23, 1999 (see Note 13), but there can be no assurance that the Company will fully implement the Compliance Plan by that date.

     In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The NAIC is now considering amendments to the Codification guidance that would also be effective upon implementation. The NAIC has recommended an effective date of January 1, 2001. The Codification provides guidance for areas where statutory accounting has been silent and changes current accounting in some areas. It is not known whether the domiciliary states of ABIG's insurance subsidiaries will adopt the Codification and whether the Departments will make any changes to the guidance. ABIG has not estimated the potential effect of the Codification guidance if adopted by the Departments as the effect could differ as changes are made to the Codification guidance, prior to its recommended effective date of January 1, 2001.

     A substantial portion of the business written by the Company's insurance subsidiaries is credit-related insurance. Most states and other jurisdictions in which the Company's insurance subsidiaries do business have enacted laws and regulations that apply specifically to credit-related insurance. The methods of regulation vary but generally relate to, among other things, the amount and term of coverage, the content of required disclosures to debtors, the filing and approval of policy forms and rates, and limitations on the amount of premiums that may be charged and on the amount of compensation that may be paid as a percentage of premium. In addition, some jurisdictions have enacted or are considering regulations which attempt to limit profitability arising from credit-related insurance based on underwriting experience.

     As in the case of other types of insurance, state regulators, directly and through the NAIC, have begun a greater focus on the regulatory, licensing and disclosure issues related to market conduct of credit insurers, including the Company. A component rating approach which allows state regulators to take into account factors other than losses in determining the reasonableness of credit insurance rates was made part of the National Association of Insurance Commissioners (NAIC) Creditor-Placed Insurance Model Act that was adopted in 1996. The NAIC is anticipated to consider in 1999 issues related to credit insurance due to concerns about excessive profits earned by credit insurers and market conduct practices. It is impossible to predict whether any new regulations will be proposed.

     The investments of the insurance subsidiaries are limited as to type and amount by the insurance laws of the state of domicile. During 1996, the NAIC adopted the Investments of Insurers Model Act that provides a well-capitalized insurer more discretion and flexibility in its investing practices.

     The NAIC has promulgated Risk-Based Capital (RBC) requirements. Under the RBC requirements, areas such a asset risk, insurance risk and business risk are evaluated and compared to the Company's capital and surplus to determine relative solvency margins. The Company's insurance subsidiaries all exceed their respective RBC requirements.

     The Catastrophe Reserve Subgroup of the NAIC continues to work on the development and implementation of a mandatory, tax-deductible, pre-event catastrophe reserve based on geographic exposure zones and premiums by line of business. Certain factors included in the design of the reserve, such as reserve draw down trigger levels and an additional reserve cap based on an individual company's actual catastrophe exposure, are still under review.

     COMPETITION

     The insurance industry is highly competitive. Some competing companies have been in business for a longer time, are more widely known by reason of such factors as age and size, and have greater financial resources than the Company. However, due to the specialized nature of the markets served and products offered, the Company's competitors differ among the different geographic locations and market segments in which the Company conducts business.

     The Company may face increased competition from Financial institutions that have begun to market and underwrite insurance products. In addition, debt cancellation agreements offered by lending institutions may compete with the Company's credit life and disability products. The Company is unable to predict the extent of any increased competition from financial or lending institution on its business.

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

     Liabilities for losses and loss adjustment expenses for property and casualty insurance represent estimates based on past actual experience of unpaid claims for known losses and for claims which have been incurred but not reported. The length of time for which claim costs must be estimated varies depending upon the coverage involved. The process used in computing reserves cannot be exact, particularly for liability coverages, since actual claim costs are dependent upon such complex factors as inflation, changes in doctrines of legal liability and damage awards.

     The majority of ABIG's property and casualty insurance business is property coverage where the ultimate loss experience develops relatively quicker than that for insurers concentrated more heavily in liability coverages.

     In the ordinary course of business, ABIG reinsures risks with other insurance companies. ABIG remains contingently liable for the risks reinsured should the reinsuring companies fail to meet the obligations assumed in the reinsurance agreements. (See Note 7 to the Consolidated Financial Statements.)

     SAFE HARBOR CAUTIONARY STATEMENT

     Except for historical information provided in this Annual Report, statements made throughout this document, including Management's Discussion and Analysis, are forward-looking and, as such, actual results could differ materially from those expected by the Company. The actual results of the Company may be affected by (1) adverse catastrophe experience in certain of the Company's property and casualty products, (2) significant changes in interest rates, (3) increased competition causing reduction in product margin or loss of a significant client, (4) adverse loss development on property and casualty prior years' claims or the excess casualty reinsurance pools, (5) premium growth expectation not met because of the loss of any significant client, (6) outcome of litigation and other state and federal regulatory issues, (7) unresolved issues by the Company, its clients and third party vendors related to the Year 2000 compliance, and
     (8) general economic conditions. In addition, the actual results of forward-looking statements are also subject to the specific factors which may be included with a particular forward-looking statement.

ITEM 8

     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN BANKERS INSURANCE GROUP, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                           PAGE
                                                                           ----

    Report of Independent Certified Public Accountants                      52

    Consolidated Balance Sheets at
      December 31, 1998 and 1997                                            53

    Consolidated Statements of Income for the
      years ended December 31, 1998, 1997, and 1996                         54

    Consolidated Statements of Comprehensive Income for the
      years ended December 31, 1998, 1997, and 1996                         55

    Consolidated Statements of Common Stock and
      Other Stockholders' Equity for the years ended
      December 31, 1998, 1997, and 1996                                     56

    Consolidated Statements of Cash Flows for the years
      ended December 31, 1998, 1997, and 1996                               57

    Notes to Consolidated Financial Statements for the
      year ended December 31, 1998                                          58

    SCHEDULES:*

         I  Summary of Investments - Other Than Investments in Related
            Parties                                                         89
        II  Condensed Financial Information of Registrant                   90
       III  Supplementary Insurance Information                             94
        IV  Reinsurance                                                     95
        VI  Supplemental Information Concerning Property Casualty
            Insurance Operations                                            96

* Note : All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of American Bankers Insurance Group, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American Bankers Insurance Group, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Miami, Florida
March 23, 1999

                           CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31 (IN THOUSANDS EXCEPT PAR VALUE OF STOCK):

-------------------------------------------------------------------------------------------------------------------
                                                                                    1998                1997
-------------------------------------------------------------------------------------------------------------------
ASSETS
Investments
     Held-to-maturity securities, at amortized cost
      (fair value: $796,118 in 1998 and $855,838 in 1997)                       $     775,305      $     836,608
Available-for-sale securities, at fair value
      (amortized cost: $1,239,039 in 1998 and $950,416 in 1997)                     1,254,876            973,790
     Equity securities, at approximate market value
      (cost: $120,320 in 1998 and $125,345 in 1997)                                   130,437            141,274
     Mortgage loans on real estate                                                      6,969              9,322
     Policy loans                                                                       9,873              9,315
     Short-term and other investments                                                 352,764            184,923
-------------------------------------------------------------------------------------------------------------------
 Total investments                                                                  2,530,224          2,155,232
-------------------------------------------------------------------------------------------------------------------

Cash                                                                                   12,755             23,265
Accounts receivable, net of allowance for doubtful accounts of
 $7,516 in 1998 and $5,619 in 1997                                                    136,049            144,330
Reinsurance receivable                                                                315,477            270,692
Accrued investment income                                                              30,586             25,228
Deferred policy acquisition costs                                                     482,995            458,289
Prepaid reinsurance premiums                                                          661,665            565,162
Other assets                                                                          198,756            140,253
-------------------------------------------------------------------------------------------------------------------
 Total assets                                                                   $   4,368,507      $   3,782,451
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities                                                              $     336,982      $     311,181
Unearned premiums                                                                   1,611,886          1,436,034
Claim liabilities                                                                     608,501            555,797
-------------------------------------------------------------------------------------------------------------------
                                                                                    2,557,369          2,303,012
-------------------------------------------------------------------------------------------------------------------
Other policyholders' funds                                                              5,976              4,786
Notes payable                                                                         193,753            242,592
Deferred income taxes                                                                  32,824             51,666
Accrued commissions and other expenses                                                140,055            150,147
Other liabilities                                                                     377,648            216,379
-------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                              3,307,625          2,968,582
-------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 13)
-------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
     Preferred stock: authorized 10,000 shares
         $3.125 Series B Cumulative Convertible Preferred Stock
         (stated at liquidation preference of $50 per share),
         issued and outstanding 1,983 shares in 1998 and 2,300 shares in 1997          99,160           115,000
     Common stock of $1 par value. Authorized 100,000 shares;
         issued and outstanding 43,080 shares in 1998 and 41,806 shares in 1997        43,080            41,806
     Additional paid-in capital                                                       245,389           212,010
     Accumulated other comprehensive income                                             2,593            12,096
     Retained earnings                                                                690,726           449,444
     Treasury stock at cost - 360 shares in 1998 and 271 shares in 1997               (11,876)           (8,110)
     Unamortized restricted stock                                                      (8,190)           (6,252)
     Collateralization of loan to Leveraged Employee Stock Ownership Plan                                (2,125)
-------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                 1,060,882           813,869
-------------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                             $   4,368,507      $  3,782,451
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME


FOR THE YEARS ENDED DECEMBER 31 (IN THOUSANDS EXCEPT PER COMMON SHARE DATA):
-------------------------------------------------------------------------------------------------------------------
                                                                   1998               1997              1996
-------------------------------------------------------------------------------------------------------------------
GROSS COLLECTED PREMIUMS                                    $   2,799,048       $  2,740,363       $  2,492,828
-------------------------------------------------------------------------------------------------------------------
PREMIUMS AND OTHER REVENUES
     Net premiums earned                                    $   1,431,973       $  1,453,783       $  1,378,485
     Net investment income                                        149,679            134,115            121,200
     Realized investment gains                                     19,828             10,394              7,812
     Merger termination fees, net (see Note 17)                   300,000
     Other income                                                  28,699             23,090             21,538
-------------------------------------------------------------------------------------------------------------------
         Total revenues                                         1,930,179          1,621,382          1,529,035
-------------------------------------------------------------------------------------------------------------------
BENEFITS AND EXPENSES
     Benefits, claims, losses, and settlement expenses            508,958            532,607            523,024
     Commissions                                                  625,331            614,117            571,768
     Operating expenses                                           375,066            298,819            280,768
     Interest expense                                              19,097             16,244             17,530
-------------------------------------------------------------------------------------------------------------------
         Total benefits and expenses                            1,528,452          1,461,787          1,393,090
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                                        401,727            159,595            135,945
-------------------------------------------------------------------------------------------------------------------
Income tax (expense) benefit
     Current                                                     (148,649)           (37,367)           (28,921)
     Deferred                                                      13,882             (7,365)           (12,521)
-------------------------------------------------------------------------------------------------------------------
Total income tax expense                                         (134,767)           (44,732)           (41,442)
-------------------------------------------------------------------------------------------------------------------
         NET INCOME                                         $     266,960       $    114,863       $     94,503
-------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA
    Basic:
         NET INCOME                                         $        6.12       $       2.60       $       2.24
-------------------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding                      42,554             41,433             40,697
-------------------------------------------------------------------------------------------------------------------
     Diluted:
         NET INCOME                                         $        5.68       $       2.45       $       2.16
-------------------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding                      46,960             46,999             43,890
-------------------------------------------------------------------------------------------------------------------


The per common share data for years prior to 1997 has been restated to reflect the 2 for 1 stock split effective September 12, 1997.

See accompanying notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31 (IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------------
                                                                                 1998             1997             1996
----------------------------------------------------------------------------------------------------------------------------
Net Income                                                                 $      266,960   $     114,863   $       94,503
----------------------------------------------------------------------------------------------------------------------------
Other comprehensive income, net of tax:
     Foreign currency translation adjustments                                        (198)         (4,450)           2,980
----------------------------------------------------------------------------------------------------------------------------
     Unrealized gains on securities:
        Unrealized holding gains (losses) arising during period                     6,923           9,109           (2,798)
        Reclassification adjustment                                               (16,228)
----------------------------------------------------------------------------------------------------------------------------
     Subtotal unrealized (losses) gains on securities                              (9,305)          9,109           (2,798)
----------------------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income                                                  (9,503)          4,659              182
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                      $       257,457   $     119,522   $       94,685
----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY


FOR THE YEARS ENDED DECEMBER 31 (IN THOUSANDS EXCEPT PER COMMON SHARE DATA):
-------------------------------------------------------------------------------------------------------------------
                                                                   1998               1997              1996
-------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK:
     Balance at beginning of year                           $     115,000       $    115,000
     Conversion of preferred stock                                (15,840)
     Proceeds from sale of stock                                                                   $    115,000
     Balance at end of year                                 $      99,160       $    115,000       $    115,000
-------------------------------------------------------------------------------------------------------------------
COMMON STOCK:
     Balance at beginning of year                           $      41,806       $     20,530       $     20,384
     Exercise/forfeitures                                             341                495                146
     Conversion of preferred stock                                    633
     Stock split                                                                      20,781
     Conversion of debentures                                         300
     Balance at end of year                                 $      43,080       $     41,806       $     20,530
-------------------------------------------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL:
     Balance at beginning of year                           $     212,010       $    217,939       $    215,121
     Exercise/forfeitures and related tax expense                  14,749             14,852              5,479
     Conversion of preferred stock                                 15,207
     Issuance of treasury stock                                                                             658
     Conversion of debentures                                       3,423
     Expenses related to issuance of stock                                                               (3,319)
     Stock split                                                                     (20,781)
     Balance at end of year                                 $     245,389       $    212,010       $    217,939
-------------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME:
     Balance at beginning of year                           $      12,096       $      7,437       $      7,255
     Change in net unrealized investment gains/losses             (13,748)            13,161             (4,013)
     Taxes on net unrealized investments gains/losses               4,443             (4,052)             1,215
     Equity adjustment from foreign currency translation             (198)            (4,450)             2,980
     Balance at end of year                                 $       2,593       $     12,096       $      7,437
-------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS:
     Balance at beginning of year                           $     449,444       $    359,359       $    282,748
     Net income                                                   266,960            114,863             94,503
     Cash dividends ($.45, $.43 and $.40 per share),
     net of tax  benefit on unallocated LESOP shares              (25,678)           (24,778)           (17,892)
     Balance at end of year                                 $     690,726       $    449,444       $    359,359
-------------------------------------------------------------------------------------------------------------------
TREASURY STOCK:
     Balance at beginning of year                           $      (8,110)      $     (1,426)      $     (2,516)
     Purchase of treasury stock                                    (3,766)            (6,684)              (175)
     Issuance of treasury stock                                                                           1,265
     Balance at end of year                                 $     (11,876)      $     (8,110)      $     (1,426)
-------------------------------------------------------------------------------------------------------------------
UNAMORTIZED RESTRICTED STOCK:
     Balance at beginning of year                           $      (6,252)      $     (4,382)      $     (3,620)
     Exercise/forfeitures                                          (5,456)            (4,150)            (2,306)
     Amortization expense                                           3,518              2,280              1,544
     Balance at end of year                                 $      (8,190)      $     (6,252)      $     (4,382)
-------------------------------------------------------------------------------------------------------------------
COLLATERALIZATION OF LOAN TO LESOP:
     Balance at beginning of year                           $      (2,125)      $     (4,250)      $     (6,375)
     Reduction of LESOP loan                                        2,125              2,125              2,125
     Balance at end of year                                 $                   $     (2,125)      $     (4,250)
-------------------------------------------------------------------------------------------------------------------

The per common share data for years prior to 1997 has been restated to reflect the 2 for 1 stock split effective September 12, 1997.

See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years ended December 31 (in thousands):
-------------------------------------------------------------------------------------------------------------------
                                                                   1998               1997              1996
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                  $     266,960       $    114,863       $      94,503
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Increase in policy liabilities, unearned premiums and
     claim liabilities (net of reinsurance)                        27,633            132,285            172,195
     Change in other assets and other liabilities                 100,388             15,260            (15,174)
     Decrease (increase) in accounts receivable                    14,195            (15,367)             2,007
     Increase in accrued investment income                         (3,246)              (932)            (3,353)
     (Decrease) increase in accrued commission and expenses       (17,133)            (6,749)            20,722
     Decrease in other policyholders' funds                        (6,213)            (2,009)              (318)
     Increase in policy loans                                        (558)            (1,025)              (471)
     Amortization of deferred policy acquisition costs            528,414            590,117            497,855
     Amortization of cost of insurance acquired                     1,226              1,509              1,899
     Policy acquisition costs deferred                           (521,061)          (660,414)          (574,969)
     Provision for amortization and depreciation                   12,706             12,783              9,150
     Deferred income taxes                                        (13,882)             7,365             12,521
     Net gain on sale of investments                              (19,827)           (10,394)            (7,812)
     Compensation and tax effect on stock option shares            10,859              8,479              2,837
     Net cash flow from purchases and sales of trading
     securities                                                                        8,660             (8,852)
-------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                    380,461            194,431            202,740
-------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
     Purchase of investments
         Held-to-maturity securities                              (56,444)           (92,703)          (351,992)
         Available-for-sale securities                         (1,011,744)        (1,287,688)          (844,994)
     Proceeds from sale of investments
         Available-for-sale securities                            684,633          1,038,856            223,292
         Mortgage loans                                             2,711                870              1,200
         Real estate                                                   13                297              1,473
     Proceeds from maturities of investments
         Held-to-maturity securities                              115,667            106,247             95,100
         Available-for-sale securities                            163,046             79,494            608,029
     Payment for purchase of subsidiaries, net of cash
       acquired                                                  (62,277)
     Increase in short-term investments                          (129,448)           (26,791)            (1,447)
     Transactions related to capital assets
         Capital expenditures                                     (10,549)           (14,902)           (10,946)
         Sales of capital assets                                      103                290                509
-------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                       (304,289)          (196,030)          (279,776)
-------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Proceeds from issuance of notes payable                           150,138             31,427            138,147
Repayment of notes payable                                       (209,502)            (9,200)          (149,513)
Dividends paid to shareholders                                    (25,666)           (24,761)           (17,951)
Proceeds from sale of stock                                         2,294              4,004            113,679
Purchase of treasury stock                                         (3,766)            (6,684)              (175)
-------------------------------------------------------------------------------------------------------------------
     Net cash (used) provided by financing activities             (86,502)            (5,214)            84,187
-------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                              (180)              (356)                26
-------------------------------------------------------------------------------------------------------------------
         Net change in cash                                       (10,510)            (7,169)             7,177
         Cash at beginning of year                                 23,265             30,434             23,257
-------------------------------------------------------------------------------------------------------------------
         Cash at end of year                                $      12,755       $     23,265       $     30,434
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

(2)  POTENTIAL CHANGE OF CONTROL OF THE COMPANY

     On March 5, 1999, the Company entered into an agreement pursuant to which Fortis, Inc. ("Fortis") will acquire the Company through a merger. The Company, Fortis and Greenland Acquisition Corp, a wholly owned subsidiary of Fortis, entered into an Agreement and Plan of Merger (the "Fortis Merger Agreement") which provides that, subject to satisfaction of specified terms and conditions, including regulatory and common stockholder approval, Greenland will merge with and into the Company. The Company will be the surviving corporation in the Merger and will become a wholly owned subsidiary of Fortis. If the merger is consummated, holders of the Company's common stock will receive $55.00 in cash for each share of common stock. Holders of the Company's preferred stock will receive $109.857 in cash for each share of preferred stock unless the merger not approved by the holders of at least 2/3 of the shares of preferred stock voting as a class or if Fortis reasonably determines that such a vote is not likely to be obtained. In such case, the preferred stock will continue to remain outstanding after the merger, pursuant to the terms and conditions as are in effect on March 5, 1999, except that the preferred stock will be convertible as provided in the Company's Articles of Incorporation. The Company also executed a Stock Option Agreement granting Fortis the right to purchase up to 8,406,559 shares of common stock upon the occurrence of certain events at $55 per share. If the merger is not consummated, the total amount that Fortis may receive under the Stock Option Agreement and the Fortis Merger Agreement is limited to $100 million plus expenses. In addition, certain stockholders have entered into a voting agreement with Fortis pursuant to which they have generally agreed to vote their shares in favor of the Fortis Merger Agreement and the merger.

     The merger is subject to approval by regulatory authorities and the Company's shareholders which are expected to be obtained by the end of the third quarter of 1999. Upon merger closing, the Company will recognize certain expenses associated with the accelerated vesting of benefits under several compensation plans, including employee stock options and restricted stock. The Company estimates that the pre-tax charge related to the acceleration of such benefits will be approximately $7.4 million.

     Certain officers of the Company have severance agreements which entitle them to receive specified payments under certain circumstances following a change in control. Upon merger closing, the maximum amount that the Company could incur pursuant to such severance agreements is approximately $23.6 million, pre-tax.

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles which vary in certain respects from reporting practices prescribed or permitted by state insurance departments and include the following significant accounting policies:

     (A) CONSOLIDATION POLICY

         The accompanying consolidated financial statements include the accounts of American Bankers Insurance Group, Inc. (ABIG) and its subsidiaries (the Company):

         *    American Bankers Insurance Company of Florida (ABIC)
         *    American Bankers Life Assurance Company of Florida (ABLAC)
         *    American Reliable Insurance Company (ARIC)
         *    Bankers American Life Assurance Company (BALAC)
         *    Bankers Insurance Group (BIG)
         *    Caribbean American Life Assurance Company (CALAC)
         *    Caribbean American Property Insurance Company (CAPIC)
         *    Federal Warranty Service Corporation (FWSC)
         *    MS Diversified Corporation and Subsidiaries
         *    Voyager Insurance Companies

         All significant intercompany transactions and accounts have been eliminated in consolidation.

     (B) INVESTMENTS

         Investments in debt and equity securities are classified as either held-to-maturity, available-for-sale or trading. Investments in debt securities are classified as held-to-maturity and carried at amortized cost if the Company has the positive intent and ability to hold these securities to maturity. Investments in debt securities not classified as held-to-maturity and equity securities with readily determinable fair values are classified as either available-for-sale or trading securities and carried at fair value. Securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value with subsequent changes in value reflected as unrealized investment gains and losses in the Consolidated Statements of Income. Investments not classified as either trading securities or held-to-maturity securities are classified as available-for-sale securities and reported at fair value with subsequent changes in value reflected as unrealized investment gains and losses.

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

     (C) PREMIUM REVENUES

         Life insurance premiums, including single premiums for accidental death and dismemberment policies, are reported as earned when due. Credit life insurance premiums and accident and health premiums are earned over the terms of the contracts in relation to anticipated benefits to the policyholders. Property insurance premiums are recognized as income principally on a pro rata basis over the life of the policies.

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

     (H) PROPERTY AND EQUIPMENT

         Depreciation of buildings, furniture, and equipment are provided primarily on the accelerated method; software on the straight-line method; and autos on the 200% declining balance method.

         Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $9,699,000, $10,091,000 and $9,278,000, respectively and is a component of operating expenses. Estimated useful lives range from 15 to 40 years for buildings; 3 to 15 years for software; and 5 to 7 years for furniture, equipment, and autos.

     (I) EARNINGS PER COMMON SHARE

         In February 1997, the Financial Accounting Standards Board issued FASB Statement 128, "Earnings per Share," which specifies the computation, presentation and disclosure requirements for earnings per share (EPS). It replaced the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution. It is based on income available to common shareholders and the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company adopted FASB Statement 128 in 1997 and has restated all previously reported per share amounts to conform to the new presentation.

     (J) PENSION PLAN

         In 1998, the Company adopted FASB Statement 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," which revises disclosure requirements for pension and other postretirement benefits. This statement requires additional information on changes in the benefit obligations and fair values of plan assets. The prior years' information has been restated to conform with the disclosure requirements under FASB 132.

         Pension costs are comprised of service costs applicable to benefits earned during the year, net interest cost or credit applicable to interest on plan liabilities and plan assets, and amortization of certain charges and credits including prior service costs.

     (K) TRANSLATION OF FOREIGN CURRENCIES

         For those foreign affiliates where the foreign currency is the functional currency, unrealized foreign exchange gains (losses) net of taxes have been reflected in Common Stock and Other Stockholders' Equity under the caption "Accumulated other comprehensive income."

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

     (N) SEGMENT INFORMATION

         In 1998, the Company adopted FASB Statement 131, "Disclosures about Segments of an Enterprise and Related Information." FASB 131 supersedes FASB 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FASB 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of FASB 131 did not affect results of operations or financial position of the Company but did affect the disclosure of segment information. The Company has restated all previously reported segment information to conform to the new presentation.

         Operating results and other financial data for each segment are presented in Note 14. Management segments are primarily composed of the Company's business in the Financial Markets and the Personal Lines. The geographic segments include the companies or branches located in the United States and its possessions as domestic and all other as foreign. Included in the domestic segments is one foreign insurance subsidiary which writes no direct business and reinsures principally affiliated U.S. risks transacted in U.S. dollars.

     (O) RECLASSIFICATIONS

         Certain items in the 1997 and prior financial statements have been reclassified to conform with the 1998 presentation.

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

(4)  INVESTMENTS AND FAIR VALUES INVESTMENTS

     At December 31, 1998 and 1997, the fair value, amortized cost, and gross unrealized gains and losses of investments in held-to-maturity and available-for-sale securities consisted of the following:

-------------------------------------------------------------------------------------------------------------------
                                                                                           GROSS UNREALIZED
DECEMBER 31, 1998 (IN THOUSANDS)                              FAIR          AMORTIZED      ------------------
HELD-TO-MATURITY                                              VALUE           COST         GAINS       LOSSES
-------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of U.S.
     Government corporations and agencies                 $   112,870    $   109,411    $   3,542    $      (83)
Obligations of states and political subdivisions               71,119         69,434        1,847          (162)
Debt securities issued by foreign governments                  37,726         37,691           88           (53)
Corporate securities                                          554,272        538,638       16,490          (856)
Other debt securities                                          20,131         20,131
-------------------------------------------------------------------------------------------------------------------
     TOTAL                                                $   796,118    $   775,305    $  21,967    $   (1,154)
-------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE
U.S. Treasury securities and obligations of U.S.
     Government corporations and agencies                 $    68,478    $    68,653    $     194    $     (369)
Obligations of states and political subdivisions              224,948        222,110        3,176          (338)
Debt securities issued by foreign governments                  37,037         33,776        3,277           (16)
Corporate securities                                          262,284        256,832        8,213        (2,761)
Other debt securities                                           3,264          3,264
-------------------------------------------------------------------------------------------------------------------
     Subtotal                                                 596,011        584,635       14,860        (3,484)
Collateralized mortgage obligations                           658,865        654,404        5,810        (1,349)
-------------------------------------------------------------------------------------------------------------------
     Total                                                $ 1,254,876    $ 1,239,039    $  20,670    $   (4,833)
-------------------------------------------------------------------------------------------------------------------
                                                                                           GROSS UNREALIZED
DECEMBER 31, 1997 (IN THOUSANDS)                              FAIR          AMORTIZED      ------------------
HELD-TO-MATURITY                                              VALUE           COST         GAINS       LOSSES
-------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of U.S.
     Government corporations and agencies                 $   141,447    $   139,181    $   2,593    $     (327)
Obligations of states and political subdivisions              100,748         98,636        2,204           (92)
Debt securities issued by foreign governments                  26,326         25,794          696          (164)
Corporate securities                                          564,444        550,124       15,347        (1,027)
Other debt securities                                          22,873         22,873
-------------------------------------------------------------------------------------------------------------------
     TOTAL                                                $   855,838    $   836,608    $  20,840    $   (1,610)
-------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE
U.S. Treasury securities and obligations of U.S.
  Government corporations and agencies                    $    26,143    $    25,927    $     246    $      (30)
Obligations of states and political subdivisions               30,610         29,463        1,194           (47)
Debt securities issued by foreign governments                  19,292         17,176        2,197           (81)
Corporate securities                                          232,307        226,757        6,545          (995)
Other debt securities                                             886            882            4
-------------------------------------------------------------------------------------------------------------------
     Subtotal                                                 309,238        300,205       10,186        (1,153)
Collateralized mortgage obligations                           664,552        650,211       14,545          (204)
-------------------------------------------------------------------------------------------------------------------
     TOTAL                                                $   973,790    $   950,416    $  24,731    $   (1,357)
-------------------------------------------------------------------------------------------------------------------

     At December 31, 1998 and 1997, fixed maturities with an amortized cost of $197,666,000 and $187,493,000 respectively were on deposit with insurance regulatory authorities to meet statutory requirements. In addition, fixed maturities with an amortized cost of $9,973,000 and $24,098,000 were being held in trust under reinsurance agreements at December 31, 1998 and 1997, respectively. The approximate market value and amortized cost of fixed maturity investments at December 31, 1998, are shown below by contractual or expected maturity periods. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

-------------------------------------------------------------------------------------------------------------------
                                                                 HELD-TO-MATURITY           AVAILABLE-FOR-SALE
                                                              -----------------------      ----------------------
                                                              FAIR          AMORTIZED      FAIR         AMORTIZED
(IN THOUSANDS):                                               VALUE           COST         VALUE          COST
-------------------------------------------------------------------------------------------------------------------
Due in one year or less                                   $   188,701    $   187,692   $   45,975    $    45,756
Due after one year through five years                         521,569        505,745      191,328        188,855
Due after five years through ten years                         66,368         63,937      158,039        154,506
Due after ten years                                            19,480         17,931      200,669        195,518
-------------------------------------------------------------------------------------------------------------------
Subtotal                                                      796,118        775,305      596,011        584,635
Collateralized mortgage obligations                                                       658,865        654,404
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                              $   796,118    $   775,305   $1,254,876    $ 1,239,039
-------------------------------------------------------------------------------------------------------------------

Foreign exchange gains and losses due to the translation of foreign currency are combined with net unrealized investment gains and losses in the Stockholders' Equity section of the Balance Sheet. Following is a reconciliation of the "Net unrealized investment and foreign exchange gains (losses)" account:

-------------------------------------------------------------------------------------------------------------------
                                                              CHANGE                        CHANGE
DECEMBER 31 (IN THOUSANDS):                       1998        FOR 1998          1997        FOR 1997       1996
-------------------------------------------------------------------------------------------------------------------
Fixed Maturities Available-for-Sale:
     Gross unrealized gains               $    20,670     $   (4,061)    $   24,731    $   8,769      $  15,962
     Gross unrealized losses                   (4,833)        (3,476)        (1,357)       2,698         (4,055)
Equity Securities:
     Gross unrealized gains                    20,479         (1,028)        21,507        3,323         18,184
     Gross unrealized losses                  (10,362)        (4,784)        (5,578)      (1,627)        (3,951)
Other Invested Assets:
     Gross unrealized gains
     Gross unrealized losses                     (399)          (399)
-------------------------------------------------------------------------------------------------------------------
Subtotal                                       25,555        (13,748)        39,303       13,163          26,140
Taxes                                          (8,623)         4,443        (13,066)      (4,051)         (9,015)
Foreign exchange translation                  (14,339)          (198)       (14,141)      (4,453)         (9,688)
-------------------------------------------------------------------------------------------------------------------
         Total                            $     2,593     $   (9,503)    $   12,096    $   4,659      $    7,437
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

     The Company has no significant investment concentration of credit risk by issuer, industry or geographic region.

An analysis of net realized gains and losses applicable to investments is as follows:

-------------------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31 (IN THOUSANDS):                            1998              1997          1996
-------------------------------------------------------------------------------------------------------------------
Fixed Maturities Held-to-Maturity:
     Gross realized gains
     Gross realized losses                                             $    (3,219)                      $    (118)
Fixed Maturities Available-for-Sale:
     Gross realized gains                                                   12,020         $    6,776        2,240
     Gross realized losses                                                  (2,606)            (3,708)      (1,652)
Fixed Maturities Trading:
     Gross realized gains                                                                         241
     Gross realized losses                                                                       (622)
Equity Securities:
     Gross realized gains                                                   22,809             16,922       14,353
     Gross realized losses                                                  (7,478)            (8,016)      (6,028)
Other Invested Assets:
     Gross realized gains                                                    3,004              1,122        1,160
     Gross realized losses                                                  (4,702)            (2,321)      (2,143)
-------------------------------------------------------------------------------------------------------------------
TOTAL                                                                  $    19,828         $   10,394    $   7,812
-------------------------------------------------------------------------------------------------------------------


The components of investment income are as follows:
-------------------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31 (IN THOUSANDS):                           1998                1997           1996
-------------------------------------------------------------------------------------------------------------------
Interest on fixed maturities                                           $   128,773         $  119,127    $ 103,539
Dividends on preferred stocks                                                2,887              2,774        3,100
Dividends on common stocks                                                   2,414              2,475        5,720
Interest on mortgage loans                                                     624              1,131        1,072
Interest on policy loans                                                       621                571          499
Short-term and other investment income                                      19,912             13,270       12,180
-------------------------------------------------------------------------------------------------------------------
Total                                                                      155,231            139,348      126,110
Less: Investment expenses                                                   (5,552)            (5,233)      (4,910)
-------------------------------------------------------------------------------------------------------------------
Net investment income                                                  $   149,679         $  134,115   $  121,200
-------------------------------------------------------------------------------------------------------------------

FAIR VALUES
The fair value of the Company's financial instruments other than investments and those where fair values approximate carrying value (see Note 3(l)) are as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                       1998                        1997
                                                              ----------------------       --------------------
AT DECEMBER 31                                                FAIR          CARRYING       FAIR         CARRYING
(IN THOUSANDS):                                               VALUE          AMOUNT        VALUE         AMOUNT
-------------------------------------------------------------------------------------------------------------------
Mortgage Loans                                            $     7,300    $     6,969    $   9,700    $     9,322
Notes Payable                                             $   195,000    $   193,753    $ 244,800        242,592
-------------------------------------------------------------------------------------------------------------------

(5) POLICY LIABILITIES, UNEARNED PREMIUMS AND LIABILITIES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

     The composition of the liability at December 31, 1998 and 1997, and related significant assumptions used are as follows:

-------------------------------------------------------------------------------------------------------------------
                                      LIFE                    AMOUNT OF
                                    INSURANCE               FUTURE POLICY
                                  IN FORCE (A)              BENEFITS (A)             BASES OF ASSUMPTIONS (B)
LINE OF BUSINESS                  (IN MILLIONS)            (IN THOUSANDS)         -----------------------------
                              --------------------      --------------------      INTEREST RATES
                               1998         1997          1998         1997        AND METHODS        MORTALITY
-------------------------------------------------------------------------------------------------------------------
LIFE:
Ordinary                     $     359    $     381    $  29,822     $ 30,109   Rates range from   110% 55-60
                                                                                8% graded to 4%    Select and
                                                                                for most recent    Ultimate
                                                                                issues and 4%
                                                                                graded to 3% for
                                                                                earliest issues.
Annuity
     Fixed Premium                                         5,092        9,759   Same as above.     Same as above.
     Flexible Premium                                     34,194       31,544   Full Account Value
     Single and Other
     Paid Up                                              20,493       17,132   Full Account Value

Credit                          23,596       23,540      170,269      152,021   Unearned premiums
                                                                                based principally
                                                                                on the "Rule of 78's"
                                                                                method.

Group                            5,554        5,190        1,007        1,172   7 1/2% Net Level
                                                                                130% 60 CSG

Universal Life                   4,466        3,709      160,813      133,648   Full Account Value

All Other                        1,007          600        9.643        6,366   2.5%-6%            Various
                                                                                Net Level

ACCIDENT AND HEALTH:
     Group                                                 8,442       14,292   Unearned premiums
                                                                                based on the
                                                                                pro rata method.

     Credit                                              154,330      115,336   Unearned premiums
                                                                                based on the
                                                                                average of the
                                                                                pro rata and "Rule
                                                                                of 78's" methods.

     Individual                                           46,551       47,392   3%                 105%
                                                                                                   1959 ADB
                                                                                                   Table

PROPERTY:                                                610,205      585,636   Unearned Premiums
                                                                                based principally on the
                                                                                pro rata method.
-------------------------------------------------------------------------------------------------------------------
     Totals - Net               34,982       33,420    1,250,861    1,144,407
     Reinsurance Ceded          20,224       20,274      698,007      602,808
     Totals - Gross          $  55,206    $  53,694  $ 1,948,868   $1,747,215
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

The Company's loss reserve development includes losses assumed from excess casualty reinsurance pools in which the Company discontinued participation effective prior to 1982. The business is long-tail in nature and losses continue to exceed both Company and industry expectations. Most of these losses result from asbestos-related and environmental pollution claims. The Company's exposure is primarily through participation in excess casualty pools. These pools typically involve high-layer coverages that are applicable only after primary insurance coverage and, in many cases, reinsurance coverages have been exhausted. The Company's experience can differ significantly from that of other insurers which wrote the primary coverages directly. The Company establishes loss reserves on known claims as recommended by the various pool managers, plus additional reserves to compensate for those claims that have not yet been reported.

At the current time, it is not possible to determine the future development of asbestos and environmental claims due to a general absence of reliable predictive data and of a generally accepted actuarial methodology for these exposures, significant unresolved legal issues including coverage issues, policy definitions and evolving theories and arguments. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties is complex and uncertain. Our historical experience suggests, however, that although reinsurance pool losses will continue, they should not have a materially adverse effect on the Company's financial condition or cash flows. Losses, net of reinsurance, from the Company's discontinued reinsurance pools were $1.8, $6.6 and $8.3 million in 1998, 1997 and 1996 respectively. At December 31, 1998 and 1997, the Company had $37.2 million and $38.5 million, respectively, of gross reserves related to the reinsurance pools.

The Company's U.K. subsidiary participated in certain personal accident reinsurance programs from other insurance companies during 1994 to 1997. The Company ceased writing this reinsurance in 1997; however, certain risk may continue beyond 1997 due to the nature of the reinsurance contracts written. The Company has retroceded the majority of its personal accident liability to other insurance companies. On a gross basis, the personal accident loss ratios are substantially higher than that expected at the time the programs were written. However, due to the nature of the Company's retrocessional coverage, net losses on these programs have not been material to the Company's operating results. At December 31, 1998, the Company had gross payables of $14.1 million, ceded recoverables of $18.2 million, gross reserves of $45.8 million and ceded receivables of $37.8 million relating to the personal accident business. The Company is currently actively investigating the cause for the significant increase in the personal accident gross loss ratio. The outcome of that investigation is currently uncertain but may result in the Company taking legal or other action against its brokers, reinsurers or others. The Company is currently involved in arbitration overpayment of certain claims with one of the cedants, and several of the Company's retrocessioners have delayed payment pending further review. The December 31, 1998 loss reserves and reinsurance recoverables are based on various estimates that are subject to considerable uncertainty. However, it is management's opinion that due to the direct relationship of the business written to the Company's reinsurance coverage that future development on these programs will not have a material adverse effect on the Company's financial condition or results of operations.

Overall claims experience is principally dependent on the frequency and severity of claims as well as trends in litigation and loss cost inflation. With the exception of discontinued lines, the Company writes primarily property coverages which are characterized by relatively short settlement periods and quick development of ultimate losses. Reinsurance pool reserves represent approximately 8.8% of the gross liability for property and casualty losses and LAE at December 31, 1998. The Company's estimating and reserving practices are reviewed continually. Subsequent adjustments to the original estimates are made when determinable and are reflected in current year operations.

The accompanying tables present an analysis of losses and LAE for the Company's domestic property and casualty subsidiaries. The following table provides a reconciliation of beginning and ending liability balances for 1998, 1997 and 1996.

-------------------------------------------------------------------------------------------------------------------
Reconciliation  of  Liability  for  Losses  and  Loss  Adjustment  Expenses  for  Domestic  Property  and  Casualty
Subsidiaries
-------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS):                                                             1998           1997           1996
-------------------------------------------------------------------------------------------------------------------
Liability for losses and LAE at beginning of year (net)                $   191,881    $  185,838     $  162,342
Beginning liability of subsidiaries purchased during 1998                    9,585
-------------------------------------------------------------------------------------------------------------------
Losses and LAE incurred related to:
Current year                                                               335,408       329,151        313,469
Prior years                                                                 (6,947)       (3,008)         4,270
-------------------------------------------------------------------------------------------------------------------
Total incurred                                                             328,461       326,143        317,739
-------------------------------------------------------------------------------------------------------------------
Losses and LAE paid related to:
Current year                                                              (232,422)     (216,099)      (200,794)
Prior years                                                               (105,899)     (104,001)       (93,449)
-------------------------------------------------------------------------------------------------------------------
Total paid                                                                (338,321)     (320,100)      (294,243)
-------------------------------------------------------------------------------------------------------------------
Liability for losses and LAE at end of year (net)                          191,606       191,881        185,838
Reinsurance receivable for unpaid losses                                   119,090        91,843         80,732
Liability for losses and LAE at end of year (gross)                    $   310,696    $  283,724     $  266,570
-------------------------------------------------------------------------------------------------------------------

Accident and health net claim liabilities reported in the Company's life subsidiaries were $84,778,000, $80,564,000 and $80,026,000 at December 31, 1998,
1997 and 1996, respectively. There was no significant adverse development during the past three years.

(6)  COMPREHENSIVE INCOME

     The Company adopted FASB Statement 130, "Reporting Comprehensive Income," effective January 1, 1998. Components of comprehensive income for the Company include items such as foreign currency translation and unrealized gains (losses) on available-for-sale securities.

     Related tax effects are allocated to each component of other comprehensive income as follows:

------------------------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31 (IN THOUSANDS):                             1998              1997              1996
------------------------------------------------------------------------------------------------------------------------
Foreign currency translation adjustments:
Before tax amount                                                          $ (2,701)       $  (4,780)         $  2,842
Tax benefit                                                                   2,503              330               138
------------------------------------------------------------------------------------------------------------------------
Net of tax amount                                                              (198)          (4,450)            2,980
------------------------------------------------------------------------------------------------------------------------
Unrealized gains on securities:
   Unrealized holding gains arising during period
     Before tax amount                                                       11,218           13,161            (4,013)
     Tax (expense) or benefit                                                (4,295)          (4,052)            1,215
------------------------------------------------------------------------------------------------------------------------
     Net of tax amount                                                        6,923            9,109            (2,798)
------------------------------------------------------------------------------------------------------------------------
Reclassification adjustment
     Before tax amount                                                      (24,966)
     Tax expense                                                              8,738
------------------------------------------------------------------------------------------------------------------------
     Net of tax amount                                                      (16,228)
------------------------------------------------------------------------------------------------------------------------
Net unrealized gains/losses
     Before tax amount                                                      (13,748)          13,161            (4,013)
     Tax benefit or (expense)                                                 4,443           (4,052)            1,215
------------------------------------------------------------------------------------------------------------------------
Net of tax amount                                                            (9,305)           9,109            (2,798)
------------------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income, net of tax                             $  (9,503)       $   4,659          $    182
------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------
Accumulated Other Comprehensive Income Balances
------------------------------------------------------------------------------------------------------------------------
                                                                                                          ACCUMULATED
                                                                          FOREIGN        UNREALIZED          OTHER
                                                                         CURRENCY         GAINS ON       COMPREHENSIVE
AT DECEMBER 31, 1998                                                       ITEMS         SECURITIES         INCOME
------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                        $  (14,141)       $  26,237          $ 12,096
Current period change                                                          (198)          (9,305)           (9,503)
------------------------------------------------------------------------------------------------------------------------
Ending balance                                                           $  (14,339)       $  16,932          $  2,593
------------------------------------------------------------------------------------------------------------------------
                                                                                                          ACCUMULATED
                                                                          FOREIGN        UNREALIZED          OTHER
                                                                         CURRENCY         GAINS ON       COMPREHENSIVE
AT DECEMBER 31, 1997                                                       ITEMS         SECURITIES         INCOME
------------------------------------------------------------------------------------------------------------------------

Beginning balance                                                        $   (9,691)       $  17,128         $   7,437
Current period change                                                        (4,450)           9,109             4,659
------------------------------------------------------------------------------------------------------------------------
Ending balance                                                           $  (14,141)       $  26,237         $  12,096
------------------------------------------------------------------------------------------------------------------------

(7)  REINSURANCE

     A substantial portion of the Company's reinsurance activities are related to agreements to reinsure premiums generated by certain clients to the clients' own captive insurance companies, or to reinsurance subsidiaries in which the clients have an ownership interest. Therefore a substantial portion of income in this area is derived from fees paid by the captive insurance companies for processing and other services performed by the Company. Collateral is obtained in the amount equal to the outstanding reserves when these captive companies are not authorized to operate in the Company's insurance subsidiary's state of domicile as required by statutory accounting principles. The Company's reinsurance receivable and prepaid reinsurance premiums at December 31, 1998 and 1997 totaled $977.1 million and $835.9 million respectively. The Company's reinsurance was placed with numerous client reinsurers including the following significant reinsurers:
     (1) Montgomery Ward Insurance Company, (2) Great Lakes Insurance Company and (3) Viking Insurance Company, Ltd. The Company historically has not experienced any material losses in collection of reinsurance receivables.

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

     Reinsurance ceded incurred losses for 1998, 1997 and 1996 were $434,430,000, $416,333,000 and $315,096,000, respectively. Liabilities for ceded claim reserves and recoverables on paid losses at December 31, 1998 and 1997 are shown below.

-------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31 (IN THOUSANDS):                                                             1998           1997
-------------------------------------------------------------------------------------------------------------------
     Ceded Claim Liabilities:
         Life and health business                                                     $   101,364    $    96,815
         Property and casualty business                                               $   177,772    $   136,228
-------------------------------------------------------------------------------------------------------------------
     Reinsurance Recoverable on Paid Losses:
         Life and health business                                                     $    25,705    $    23,307
         Property and casualty business                                               $    52,911    $    35,907
-------------------------------------------------------------------------------------------------------------------

The effect of reinsurance on premiums written and earned for the years ended
December 31 is as follows:
-------------------------------------------------------------------------------------------------------------------
                                      1998                           1997                        1996
                              ----------------------         ----------------------       ---------------------
(IN THOUSANDS):               WRITTEN         EARNED         WRITTEN         EARNED       WRITTEN        EARNED
-------------------------------------------------------------------------------------------------------------------
Life and Health:
     Direct premiums       $   850,977    $   779,315     $   805,220    $   718,748  $   714,651    $   677,758
     Assumed premiums      $    85,608    $    76,196     $    89,031    $    98,987  $    48,563    $    62,878
     Ceded premiums        $   485,176    $   426,093     $   365,316    $   411,995  $   362,458    $   356,671
-------------------------------------------------------------------------------------------------------------------
Property and Casualty:
     Direct premiums       $ 1,799,116    $ 1,780,414     $ 1,791,426    $ 1,726,658  $ 1,690,883    $ 1,561,533
     Assumed premiums      $    63,347    $    56,532     $    54,687    $    65,807  $    38,731    $    74,524
     Ceded premiums        $   868,819    $   834,391     $   761,037    $   744,424  $   637,448    $   641,537
-------------------------------------------------------------------------------------------------------------------

(8)  INCOME TAXES

     Prior to 1984, ABLAC was taxed at regular corporate rates in accordance with the Life Insurance Company Income Tax Act of 1959, whereby a portion of its statutory income was not subject to current income taxation, but was accumulated in an account designated "policyholders' surplus." The aggregate balance in this account ($17,000,000 at December 31, 1998) would be taxed at applicable current rates only if distributed to stockholders or if the account exceeded a prescribed maximum. The Deficit Reduction Act of 1984 eliminated additions to the account for 1984 and thereafter. ABLAC does not anticipate any transactions that would cause any part of this amount to become taxable. Deferred taxes in the amount of $5,950,000 have not been provided since the Company does not anticipate any transactions that would cause any part of the account balance to become taxable. As of December 31, 1998, ABLAC has a shareholders' surplus account balance (on a tax basis) of approximately $190,200,000 from which it could pay dividends to stockholders without incurring any federal income tax liability, subject to regulatory requirements and the availability of funds. The other life insurance subsidiaries do not have policyholders' surplus account balances.

     Under current Internal Revenue Code provisions, the life insurance subsidiaries are taxed under a single-phase structure incorporating tax rules comparable to other corporate taxpayers. All eligible life and property & casualty insurance subsidiaries are included in the Company's consolidated tax return.

     ABIG and all other subsidiaries are taxed at regular corporate rates applied to taxable income as determined in accordance with the Internal Revenue Code.

-------------------------------------------------------------------------------------------------------------------
Pre-tax income is derived from the following sources:
-------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS):                                                            1998             1997          1996
-------------------------------------------------------------------------------------------------------------------
     Domestic (including U.S. possessions)                             $   405,706    $  160,040     $   144,381
     Foreign                                                                (3,979)         (445)         (8,436)
-------------------------------------------------------------------------------------------------------------------
         Total                                                         $   401,727    $  159,595     $   135,945
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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax liabilities and assets are as follows:

-------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, (IN THOUSANDS):                                                          1998          1997
-------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
     Deferred policy acquisition costs                                                $   123,866    $  123,914
     Net unrealized investment gains                                                        8,623        13,066
     Depreciation and amortization                                                          6,345         5,602
     Others - net                                                                          10,485        18,530
-------------------------------------------------------------------------------------------------------------------
     Total gross deferred tax liabilities                                                 149,319       161,112
-------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
     Insurance policy liabilities                                                         (74,955)      (74,604)
     Difference between book and tax bases of investments                                  (7,152)       (3,343)
     Accrued expenses and other amounts not currently deductible for tax purposes         (22,198)      (19,496)
     Tax loss carryforward of U.K. subsidiary                                              (4,602)       (4,173)
     Others - net                                                                         (12,190)      (12,003)
-------------------------------------------------------------------------------------------------------------------
     Total gross deferred tax assets                                                     (121,097)     (113,619)
     Less valuation allowance                                                               4,602         4,173
-------------------------------------------------------------------------------------------------------------------
     Net deferred tax assets                                                             (116,495)     (109,446)
-------------------------------------------------------------------------------------------------------------------
     Net deferred tax liability                                                       $    32,824    $   51,666
-------------------------------------------------------------------------------------------------------------------

Significant components of the provision for income taxes are as follows:

-------------------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31 (IN THOUSANDS):                            1998            1997           1996
-------------------------------------------------------------------------------------------------------------------
Current:
     Federal                                                           $   144,286    $   31,862     $    24,169
     Foreign                                                                 4,363         5,505           4,752
-------------------------------------------------------------------------------------------------------------------
     Total current                                                         148,649        37,367          28,921
-------------------------------------------------------------------------------------------------------------------
Deferred:
     Federal                                                               (12,265)        9,025          11,032
     Foreign                                                                (1,617)       (1,660)          1,489
-------------------------------------------------------------------------------------------------------------------
     Total deferred                                                        (13,882)        7,365          12,521
-------------------------------------------------------------------------------------------------------------------
     Total provision for income taxes                                  $   134,767    $    44,732    $    41,442
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

Total income tax expense (benefit) varies from amounts computed by applying current federal income tax rates to income before income taxes. The reasons for these differences and the approximate tax effects thereon for each year ended December 31 are as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                              1998           1997           1996
-------------------------------------------------------------------------------------------------------------------
Statutory tax rate                                                            35.0%          35.0%          35.0%
Foreign operating loss carryforward                                             .1                           2.5
Rate differential - U.S. possessions                                          (1.0)          (3.3)          (2.5)
Tax exempt investment income and dividends                                     (.6)          (1.2)          (1.7)
Tax settlement, refunds and other taxes                                         .2             .5            1.0
Tax credits, others - net                                                      (.2)          (3.0)          (3.8)
-------------------------------------------------------------------------------------------------------------------
     Effective tax rate                                                       33.5%          28.0%          30.5%
-------------------------------------------------------------------------------------------------------------------

     Deferred income taxes of $8,623,000, $13,066,000, and $9,015,000 in 1998,
     1997 and 1996, respectively have been provided on net unrealized investment gains.

     The Company intends to indefinitely reinvest the undistributed earnings of its wholly owned foreign subsidiaries. The cumulative amount of undistributed earnings for which the Company has not provided deferred income taxes is approximately $86,200,000 as of December 31, 1998. Upon distribution of such earnings in a taxable transaction, the Company would incur additional U.S. income taxes in the amount of approximately $22,800,000 net of anticipated foreign tax credits.

     Current tax benefits of approximately $6,800,000, $4,339,000 and $1,300,000 related to the vesting of restricted stock were credited directly to additional paid-in capital in 1998, 1997 and 1996, respectively.

     At December 31, 1998, the Company's U.K. subsidiary had approximately $14,840,000 in net operating loss (NOL) carryforwards. A valuation allowance for the full amount of the related tax benefit has been established due to uncertainties associated with utilization of the NOL carryforwards.

     The Company made federal income tax payments (net of refunds) of $200,000, $24,075,000, and $21,875,000 for the years 1998, 1997 and 1996, respectively.

(9)  NOTES PAYABLE

Following is a summary of outstanding debt at December 31:

-------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS):                                                                          1998            1997
-------------------------------------------------------------------------------------------------------------------
Short-term credit facility                                                            $    21,000    $   111,744
$200,000,000 medium-term note program                                                     125,000        125,000
Note payable guaranteed by the Company for LESOP. (See Note 11.)                                           2,125
Convertible debenture bonds due to officers                                                                3,723
Reverse repurchase agreements (Repaid January 1999)                                        30,253
Line of credit - MSD                                                                       17,500
-------------------------------------------------------------------------------------------------------------------
Total                                                                                 $   193,753    $   242,592
-------------------------------------------------------------------------------------------------------------------

     The Company has a short-term credit agreement with a $250,000,000 five-year competitive advance and revolving credit agreement with a group of banks. The credit facility features a revolving line of credit, commercial paper and/or bid loan facilities. Interest rates vary according to the credit instrument exercised and the market rates then prevailing. Quarterly fees payable under this credit facility are: (a) fees payable to each lender, based upon the Company's Moody's and Standard & Poor's ratings at every quarter end; (b) utilization fees; and (c) administrative fees. The fees incurred in 1998, 1997 and 1996 were $316,840, $237,000 and $316,000, respectively for these facilities. The credit agreement contains various covenants pertaining to minimum stockholders' equity, maximum funded debt ratio and insurance statutory surplus and other ratios. No dividend payments are permitted if there is a default under the credit facility. Consummation of the merger as contemplated by the Fortis Merger Agreement will, unless consents or waivers are obtained from the group of banks under the credit facility, constitute an event of default and result in the termination of the credit facility.

     In 1994, the Company filed with the Securities and Exchange Commission a shelf registration statement for $200,000,000 medium-term notes which provides for maturities ranging from nine months to thirty years. Under this shelf registration, the Company issued a $75,000,000 fixed rate note in May 1994 at 7.6% that is due May 1999 and interest is payable semi-annually. In addition, the Company issued a five-year $50,000,000 floating rate note in April 1995. Interest is payable and the rate is established on a quarterly basis. At December 31, 1998, the interest rate was 6%.

     Interest paid was $18,399,000 in 1998, $16,485,000 in 1997 and $17,924,000
     in 1996.

     The convertible debenture bonds were converted to shares of the Company's common stock in January 1998. The LESOP loan was paid off April 2, 1998.

The following information is furnished with respect to the Company's short-term borrowings (commercial paper and revolving line of credit):

-------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31 (IN THOUSANDS):                                                           1998           1997
-------------------------------------------------------------------------------------------------------------------
Amount outstanding                                                                    $    21,000    $   111,744
Weighted average interest rate on outstanding debt                                           5.69%          6.14%

-------------------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31 (IN THOUSANDS):                                          1998           1997
-------------------------------------------------------------------------------------------------------------------

Average amount outstanding                                                            $   166,086    $    97,078
Maximum amount outstanding                                                            $   241,209    $   132,744
Average interest rate                                                                        5.83%          5.83%

(10)  STOCKHOLDERS' EQUITY

       In 1997, the Company declared a two-for-one split, effected in the form of a stock dividend, on the Company's common stock.

       The Company has authorized 10,000,000 shares of preferred stock. At December 31, 1998, the Company had 2,300,000 authorized shares of $3.125 Series B Cumulative Convertible Preferred Stock issued and, at December 31, 1998, 1,983,205 outstanding. Holders of the Convertible Preferred Stock are entitled to a cumulative dividend, payable quarterly, at the annual rate of $3.125 per share. If six quarterly dividends are in arrears, the holders of the convertible preferred stock will be entitled to vote as a separate class to elect two directors of the Company. The Convertible Preferred Stock will not be redeemable prior to August 7, 2000. On and after such date, the Convertible Preferred Stock will be redeemable, in whole or in part, at the option of the Company, at $51.88 per share of Convertible Preferred Stock during the period from August 7, 2000 to August 6, 2001 and declining ratably annually to $50 per share of Convertible Preferred Stock on or after August 7, 2006, plus in each case accrued and unpaid dividends to the redemption date.

       Each share of Preferred Stock has a liquidating preference of $50, plus accrued and unpaid dividends, and is convertible at any time at the option of the holders thereof into 1.9974 shares of Common Stock of the Company (equivalent to a conversion price of $25.0325 per Common Share), subject to adjustment under certain conditions.

       On February 19, 1998, the Board of Directors adopted a "Rights Plan" creating certain rights which attach to and trade with each share of common stock outstanding on or after March 10,1998. Upon the acquisition of, or the announcement of a tender offer for, specified amounts of the Company's common stock, the rights will separate from the common stock, at which time holders of the rights will be entitled to purchase units of the Company's Series C Participating Preferred Stock. Thereafter, under certain circumstances (including acquisitions of specified amounts of the Company's common stock, mergers involving the Company, and certain self-dealing transactions by an acquisitor), holders of the rights will be entitled to purchase common stock (or other property) of the Company (or of the acquiring entity) at prescribed levels. At December 31, 1998, there were 1,000,000 shares of Series C Preferred Stock reserved for issuance. The rights are redeemable at the Company's option and expire on March 10, 2008. The Rights Plan was amended so that the rights issuable pursuant to the Rights Plan will not separate solely as a result of the execution or delivery of the Fortis Merger Agreement and other related agreements or the consummation of the transactions contemplated thereby. The Company has also reserved for issuance 350,000 shares of Series A participating Preferred Stock in connection with the "Old Rights Plan" that had terminated in March 1998.

       Stock insurance companies are subject to various states' insurance laws and regulations whereby amounts available for dividends are restricted. Net consolidated assets restricted as to distribution to the Company are $884,700,000. The maximum statutory allowed dividends in 1999 are $176,200,000.

A summary of statutory financial information for the domestic insurance companies is presented below:

-------------------------------------------------------------------------------------------------------------------
     FOR THE YEARS ENDED DECEMBER 31 (IN THOUSANDS)                          1998           1997          1996
-------------------------------------------------------------------------------------------------------------------
     Statutory Net Income (including net realized capital gains/losses)
         Life insurance subsidiaries                                   $    35,800    $    38,800    $    54,100
         Property and casualty insurance subsidiaries                  $    84,400    $    61,600    $    52,200


-------------------------------------------------------------------------------------------------------------------
   AT DECEMBER 31 (IN THOUSANDS)                                            1998           1997
-------------------------------------------------------------------------------------------------------------------
         Statutory Capital and Surplus
         Life insurance subsidiaries                                   $   297,300    $   250,900
         Property and casualty insurance subsidiaries                  $   476,400    $   416,300

 (11)  COMPENSATION AND OTHER PLANS

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

       Under the Restricted Stock Award, certain key employees may purchase common stock at fifty percent of the fair market value of the common stock on the grant date. Shares obtained by exercise are subject to restrictions. Non-vested shares are subject to forfeiture if employment is terminated except by death, disability or retirement. Vesting occurs ratably over a five-year period from the date exercised. No new grants were made during 1998. The weighted-average fair value of options granted during 1997 was $14.31.

       Under the Non-Qualified Stock Option, certain key employees were granted options to acquire common stock at prices equivalent to the fair market value of the common stock on the grant date. Each option further entitles the employee to be awarded, for no additional consideration, one or two additional shares of restricted common stock. The options which entitle the grantee one additional restricted share vests after five years from date of exercise. These options are not exercisable before the first year anniversary nor after the fifth annual anniversary from the date of the grant. The weighted-average fair value of these options granted during 1998 and 1997 was $14.59 and $7.79. The options which entitle the grantee two additional restricted shares vest after three years from date of exercise. These options are not exercisable before the first year anniversary nor after the third annual anniversary from date of grant. The weighted average fair value of these options granted during 1998 and 1997 was $10.56 and $5.36.

       Under the Non-Employee Directors' Stock Option, each non-employee director received options at prices equivalent to the fair market value of the common stock on the grant date. Options granted are not exercisable before the first year anniversary nor after the fifth anniversary from the date of the grant. No new grants were made during 1998. The weighted-average fair value of options granted during 1997 was $8.08.

       Under the Merit Award of Restricted Stock, awards were granted and issued to certain key employees for no consideration. The Restricted Stock issued upon exercise of the Merit Award is subject to certain restrictions.

       SENIOR MANAGEMENT STOCK OPTION PLAN

       Under the Senior Management Stock Option Plan (SMSOP), key management employees were granted options on shares of the common stock during the years 1994 through 1996. Option prices were equivalent to the fair market value of common stock on the grant date. The grantee received for no additional consideration two shares of common stock subject to certain transfer restrictions for every one primary share purchased upon the exercise of the option. As the result of the adoption in 1997 of the EIP, no new grants were made under the SMSOP.

       STOCK OPTION/RESTRICTED STOCK AWARD PLAN

       Under the Stock Option/Restricted Stock Award Plan (SORSAP), key management employees were granted options on shares of common stock during the years 1990 through 1994. Option prices were equivalent to the fair market value of common stock on the grant date. The grantee received for no additional consideration three shares of common stock subject to certain transfer restrictions for every one primary share purchased upon the exercise of the option. As the result of the adoption in 1994 of the SMSOP, no new grants were made under the SORSAP. At December 31, 1998, there were no options outstanding, only restricted stock.

       STOCK INCENTIVE COMPENSATION PLAN

       Under the Stock Incentive Compensation Plan (SICP), key management employees were granted a total of 672,100 (post-split) options on shares of common stock. Option prices were equivalent to fifty percent of the fair market value of common stock on the grant date. As the result of the adoption in 1997 of the EIP, no new grants were made under the SICP. At December 31, 1998, there were no options outstanding, only restricted stock.

       NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN

       Under the Non-Employee Directors' Stock Option Plan (Directors' Plan), directors received 2,000 (post-split) options annually at prices equivalent to the fair market value of common stock on the grant date. The stock options were granted during the years 1994 through 1996. As the result of the adoption in 1997 of the EIP, no new grants were made under the Directors' Plan.

A summary of the status and activity for options and shares granted and exercised under the Plans at December 31, 1998, is as follows:

                                                                       SICP/NON-EMPLOYEE
                                            SORSAP/SMSOP                   DIRECTORS                        EIP
---------------------------------------------------------------------------------------------------------------------------------
                                                            Weighted                     Weighted                      Weighted
                                                            Average                      Average                       Average
                                                            Exercise                     Exercise                      Exercise
                                         Granted  Exercised   Price   Granted  Exercised   Price    Granted  Exercised   Price
---------------------------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1995                  126,000  1,044,956  $13.60    48,000    290,030  $13.26          0          0   $0.00
---------------------------------------------------------------------------------------------------------------------------------
1996
Grants                                   188,400             $20.55   174,600             $11.76
Exercises                               (121,200)   121,200  $16.73  (102,000)   102,000  $10.58
Prices (SORSAP $13.25)
   (SMSOP $11.07 - $23.75)
   (SICP $10.25 - $11.88)
   (Non-Employee $11.28 - $14.94)
Forfeitures/Re-acquisitions                        (29,076)  $13.95             (13,140)
Lapses                                  (18,600)             $13.95   (56,600)            $10.28
---------------------------------------------------------------------------------------------------------------------------------
Outstanding at End of Year (all
exercisable)                            174,600  1,137,080   $18.89    64,000   378,890   $16.04          0         0    $0.00
---------------------------------------------------------------------------------------------------------------------------------

1997
Grants                                                                                              388,400             $21.58
Exercises                              (144,400)   144,400  $19.14   (8,000)      8,000   $16.65   (122,800)  122,800   $14.22
Prices
   (SMSOP $11.07 - $23.75)
   (Non-Employee $11.28 - $20.19)
   (EIP $14.22)
Forfeitures/Re-acquisitions                        (19,404)  $13.63              (8,666)   $8.83              (1,000)   $14.22
Lapses                                   (9,800)             $16.46                                (77,000)             $16.55
---------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT END OF YEAR               20,400  1,262,076   $18.29    56,000   378,224   $15.96   188,600   121,800    $28.44
---------------------------------------------------------------------------------------------------------------------------------

1998
Grants                                                                                             207,000              $42.81
Exercises                               (16,200)    16,200   $18.31   (24,000)   24,000   $16.21  (152,800)  152,800    $25.16
Prices
   (SMSOP $11.07 - $23.75)
   (Non-Employee $11.28 - $20.19)
   (EIP $0 - $28.44)
Forfeitures/Re-acquisitions                        (16,800)  $16.21             (4,320)    $4.26             (10,400)   $24.06
Lapses                                   (1,800)             $15.13
---------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT END OF YEAR                2,400              $20.50    32,000             $15.76   242,800              $42.75
---------------------------------------------------------------------------------------------------------------------------------
EXERCISED - NET                                  1,261,476                     397,904                       264,200
---------------------------------------------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at December 31, 1998:

                    Options Outstanding                                     Options Exercisable
-------------------------------------------------------------------------------------------------------------------
                          Number         Weighted-Average                            Number
        Range of        Outstanding          Remaining         Weighted-Average    Exercisable    Weighted-Average
     Exercise Prices    at 12/31/98      Contractual Life       Exercise Price     at 12/31/98     Exercise Price
-------------------------------------------------------------------------------------------------------------------
     $11.28 - $60.81      277,200              2.69                 $39.44           88,200            $23.62

       Shares issued under the plans are recorded at fair market value at the effective date of the grant. The unamortized difference ($8,190,000 as of December 31, 1998, and $6,252,000 as of December 31, 1997) between the fair market value and option price on shares which are restricted is reported as part of stockholders' equity. Amortization of the restricted stock is recorded as compensation expense ratably over the vesting period ($3,519,000 in 1998, $2,280,000 in 1997, and $1,544,000 in 1996).
       Forfeitures are included as credits in the income statement during the period in which the forfeiting event occurs.

       FAIR VALUES OF STOCK OPTIONS

       The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options as allowed pursuant to FASB Statement No. 123. FASB Statement 123 requires use of option valuation models that require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

       Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards under those plans, consistent with FASB Statement No. 123, the reduction in the Company's 1998, 1997, and 1996 net income and net income per share would have been insignificant. The effect of applying the fair value method of accounting for stock options on reported net income and net income per share for 1998, 1997 and 1996 may not be representative of the effects for future years because outstanding options vest over a period of several years and additional awards are generally made each year.

       The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996:

            Risk-free interest rate             4.33%       5.78%        5.63%
            Expected life                       1.02        1.25         1.33
            Expected volatility                33.00%      29.00%       26.00%
            Expected dividend yield             1.01%       1.22%        1.99%

       EXECUTIVE STOCK OPTION/DIVIDEND ACCRUAL PLAN

       At their Annual Meeting in 1987, the stockholders approved the 1987 Executive Stock Option/Dividend Accrual Plan (ESODAP). As of December 31, 1998, options representing 1,420,828 shares (post-split) had been granted under the plan, of which 1,288,952 (post-split) had been exercised and 131,876 (post-split) had been terminated. A key feature of the plan is the Dividend Accrual Account which allows for the crediting of dividends in order to assist the executive in the exercise of the options. As the result of the adoption of the SORSAP and SICP, no new grants were made under the ESODAP.

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

       Although the debt was not a direct obligation of the Company, it was nevertheless reported as part of the Company's debt with an offsetting balance reflected as a reduction of stockholders' equity. As contributions to the LESOP were made by the Company, the debt was repaid to the bank by the LESOP and the balances on the Company's balance sheet were reduced accordingly. The Company guaranteed the Trust's loan obligation. It made contributions to the LESOP in amounts sufficient to enable the Trust to repay the loan on a quarterly basis over ten years, including interest equal to 7.565%. The shares held by the bank as collateral were released proportionately as loan repayments were made. Upon such release, the shares were available for allocation to employees based upon years of service. Employees are entitled to direct the vote of the shares allocated to them on voting instruction forms furnished to the trustee. Unallocated shares were voted by the LESOP's Trustee. During 1998 the loan was paid off. The interest portion of the LESOP pension expense was $.04 million in 1998 and $.3 million in 1997.

       All shares allocated to domestic participants were transferred to the amended and restated American Bankers Insurance Group, Inc. 401(K) and Employee Stock Ownership Plan. The shares allocated to foreign participants remain in the LESOP.

       The following disclosures are made to supplement previously disclosed plan information:

       * Dividends paid on all shares held by the LESOP through March 1998 were used to service the debt of the LESOP.

       * Compensation expense for the years ended December 31, 1998, 1997 and 1996 was $1,727,000, $976,000 and $1,186,000 respectively. The compensation expense represents the Company's contributions to the LESOP necessary to meet its periodic debt service, after applying dividend payments received on the shares held by the LESOP. All dividends paid on such shares retain their character as distributions made from the Company's retained earnings.

       * All shares held by the LESOP are treated as issued and outstanding and, accordingly, are included in the Company's earnings per share calculations.

       DIRECTORS' DEFERRED COMPENSATION PLAN

       The 1994 Amended and Restated Directors' Deferred Compensation Plan (Deferred Plan) allows the directors to defer their fees in cash or in common stock equivalents. The fees that are deferred in common stock equivalents will accumulate and earn interest from the time the fees are deferred until the last day of each quarter when they are converted to common stock equivalents. Upon termination from the board, the director will receive, as elected, either cash or actual shares of the Company's common stock. The Deferred Plan provides for the issuance of up to 400,000 shares of the Company's common stock. At December 31, 1998, there were 130,080 shares allocated under this plan.

(12)  PENSION PLAN

       In 1998, the Company adopted FASB Statement 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits." The prior years' information has been restated to conform with the disclosure requirements under FASB 132.

       The Company has a non-contributory pension plan covering substantially all of its domestic employees. Benefits under the Plan are based on years of service and compensation levels near retirement. The Company's funding policy is to contribute amounts that meet minimum funding requirements but which do not exceed the maximum funding limits as currently determined under applicable tax regulations. The Plan previously reached the full funding limitation and, accordingly, no contributions were made in 1998, 1997 and 1996.

The pension plan expense included the following components for the years ended December 31:

-------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                             1998         1997             1996
-------------------------------------------------------------------------------------------------------------------
     Service cost                                                      $     2,779    $    2,398     $     2,146
     Interest cost                                                           2,994         2,562           2,230
     Expected return on plan assets                                         (5,132)       (3,781)         (3,103)
     Net amortization and deferral                                          (1,237)         (379)            (54)
     Pension plan (income)/expense                                     $      (596)  $       800    $      1,219
-------------------------------------------------------------------------------------------------------------------

The following sets forth the funded status of the Plan and the amount of prepaid pension cost included in the Company's balance sheet at December 31:

-------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                             1998            1997
-------------------------------------------------------------------------------------------------------------------
     CHANGE IN BENEFIT OBLIGATION
     Benefit obligation at beginning of year                           $    38,846    $    33,868
     Service cost                                                            2,779          2,398
     Interest cost                                                           2,994          2,562
     Increase/(decrease) due to change in assumptions                        4,493
     Increase/(decrease) due to actuarial (gain)/loss                        1,432            631
     Benefits paid                                                            (646)          (613)
                                                                       -----------    -----------
     Benefit obligations at end of year                                $    49,898    $    38,846
                                                                       -----------    -----------
     CHANGE IN PLAN ASSETS
     Fair value of plan assets at beginning of year                    $    59,985    $    44,897
     Actual return on plan assets                                            9,683         15,701
     Benefits paid                                                            (646)          (613)
                                                                       -----------    -----------
     Fair value of plan assets at end of year                          $    69,022    $    59,985
                                                                       -----------    -----------

     Funded status                                                     $    19,124    $    21,139
     Unrecognized net (gain)/loss                                          (16,818)       (19,388)
     Unrecognized prior service cost                                          (125)          (166)
-------------------------------------------------------------------------------------------------------------------
     Prepaid pension cost included in other assets                     $     2,181    $     1,585
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
     ASSUMPTIONS USED WERE AS FOLLOWS:                                        1998          1997
-------------------------------------------------------------------------------------------------------------------
     Plan discount rate for benefit obligation                                 7.0%          7.5%
     Rate of increase in compensation                                          5.0%          5.0%
     Expected long-term rate of return on assets                               9.0%          9.0%
-------------------------------------------------------------------------------------------------------------------

     The Board of Directors previously approved a non-qualified supplemental benefit plan. This unfunded deferred compensation plan is intended to provide pension benefits which would otherwise be provided under the benefit accrual formula applicable to all employees in the Company's qualified Plan, but which are in excess of an annual amount permitted under current tax regulations. Expense ($1.1 million in 1998, $.5 million in 1997, and $.1 million in 1996) is being recognized over the remaining service period for the officers presently covered.

(13)   COMMITMENTS AND CONTINGENCIES

       A summary of the approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 1998, is as follows:

-------------------------------------------------------------------------------------------------------------------
       For the Years ending December 31 (in thousands):            Real Property   Equipment        Total
-------------------------------------------------------------------------------------------------------------------
         1999                                                    $     4,305       $    2,018     $    6,323
         2000                                                          3,359            1,701          5,060
         2001                                                          2,048              989          3,037
         2002                                                          1,390               35          1,425
         2003                                                            779                4            783
-------------------------------------------------------------------------------------------------------------------
                                                                 $    11,881       $    4,747     $   16,628
-------------------------------------------------------------------------------------------------------------------

       Total rental expense for the years ended December 31, 1998, 1997 and 1996 was $11,623,000, $10,962,000, and $9,258,000 respectively.

       Contingencies

       Certain of ABIG's subsidiaries, including the Company, are presently parties to a number of individual consumer and class action lawsuits pending in Alabama involving premium, rate, marketing, sales practices, disclosure and policy coverage issues. While a number of similar suits have been filed in other jurisdictions, the insurance and finance industries have been targeted in Alabama by plaintiffs' lawyers who enjoy a favorable judicial climate. The Company typically has been named as a co-defendant with one or several retailer or finance companies who have sold the Company's product to a consumer. Other insurers are also joined as co-defendants in some of the suits. Although the Alabama lawsuits and similar suits pending in Mississippi and other jurisdictions generally involve relatively small amounts of actual or compensatory damages, they typically assert claims requesting substantial punitive awards or purport to represent a large class of policyholders.

       On November 12, 1998, the Company and three of its clients entered into a settlement of all claims in class action litigation consolidated by the Panel on Multi-District Litigation in the United States District Court for the Middle District of Alabama, contingent upon approval of the fairness of the settlement by the District Court and other conditions. This series of class actions involved the largest collective class exposure to the Company. Under the terms of the settlement, without admitting any liability, the Company will contribute approximately $15 million in distributions to the classes and subclasses, and has agreed to be bound by an injunction limiting the percentage of authorized non-file insurance premium to be charged consumer finance and retailer accounts during 6 year and 18 month periods, respectively. The Company has accrued additional expenses associated with implementing the settlement.

       While none of the Company's remaining cases are necessarily significant in terms of financial risk to the Company, the judicial climate in Alabama and Mississippi is such that the outcome of these cases is extremely unpredictable. Moreover, class action lawsuits to which the Company is a party do not lend themselves to potential damage calculation. There are still a number of cases pending, and it is expected that more suits alleging essentially the same causes of action are likely to continue to be filed during 1999. The Company denies any wrongdoing in any of these suits and believes that it has not engaged in any conduct that would warrant an award of punitive damages or that the class allegations have merit. The Company has been advised by legal counsel that it has meritorious defenses to all claims being asserted against it. The Company believes, based on information currently available, that any liabilities that could result are not expected to have a material effect on the Company's financial position or results of operations.

       In late January and early February 1998, Cendant Corporation ("Cendant") commenced litigation (the "Cendant Florida Litigation") in the United States District Court for the Southern District of Florida, Miami, Division, against the Company, members of the Company's Board, American International Group, Inc. ("AIG") and a wholly owned subsidiary of AIG, challenging the validity of certain provisions in the merger agreement the Company originally entered into with AIG on December 21, 1997, which agreement was amended in January 1998 and again at the end of February 1998 ("AIG Merger Agreement"), with respect to acquisition proposals by third parties. Cendant's complaint in the Cendant Florida Litigation also challenged the terms of the stock option agreement between the Company and AIG. Pursuant to the terms of a settlement agreement providing for the termination of the AIG Merger Agreement and the payment to AIG by the Company of $100 million and by Cendant of $10 million (the "Settlement Agreement"), Cendant has taken the necessary actions to cause the dismissal of all claims asserted in the Cendant Florida Litigation against all defendants, including the Company and members of the Company's Board. Also pursuant to the terms of the Settlement Agreement, AIG has taken the necessary actions to cause the dismissal of claims against Cendant alleging violations of the federal securities laws in connection with Cendant's bid to acquire the Company.

       In late January and early February 1998, five putative class actions on behalf of American Bankers' shareholders were filed in United State District Court for the Southern District of Florida alleging causes of action arising out of the then proposed merger with AIG, including claims that certain members of the Company's Board breached their fiduciary duties and that the Company violated certain provisions of the federal securities laws in connection with the proposed merger with AIG making essentially comparable claims to those originally asserted by Cendant. The Company and its directors believe that the claims asserted in these actions are totally without merit and intend to continue to vigorously contest them. The District Court judge ordered that these cases be consolidated and that the plaintiffs file a consolidated complaint. That consolidated complaint was filed and the Company and directors filed an answer. The parties are presently engaged in various pretrial matters.

       The Company, in the normal course, is subject to regulatory reviews and market conduct examinations from each of the states in which it conducts business. During 1998, a multi-state market conduct review was initiated under the auspices of the NAIC by several states. On November 23, 1998 the Company entered into a Consent Order and comprehensive Compliance Plan with 39 participating states relating to compliance with the disparate state insurance laws, regulations and administrative interpretations which have been difficult to apply to the marketing of the Company's credit-related insurance products through financial institutions, retailers and other entities offering consumer financing as a regular part of their business. The Company and participating state regulators have pledged to cooperate in rationalizing existing insurance laws and regulations to the marketing and administration of credit-related insurance products on a more comprehensive and uniform basis. As a part of the adoption of the Compliance Plan, the Company agreed in a Consent Order to pay $12 million to the participating states, and through implementation of the Compliance Plan, to provide restitution to insureds, if instances of excess premiums or less than appropriate claims payments were discovered in that process. Since November 1998, four additional states have executed Addenda joining in the multi-state Consent Order. The Company also agreed to a multi-state market conduct examination commencing in November 1999 for review of the Company's implementation of the Compliance Plan, and to a payment of $3 million to participating states if the Compliance Plan is not fully implemented by that time.

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

(14)   SEGMENT INFORMATION

       In 1998, the Company adopted FASB 131, "Disclosures about Segments of an Enterprise and Related Information." The prior years' segment information has been restated to present the Company's reportable segments, Financial Markets, Personal Lines Markets and Other.

       The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." Segment data includes allocated overhead costs to each of the operating segments. Asset information by reportable segment is not reported. The Company does not produce such information internally as it reviews its assets and liabilities at the individual affiliated company level.

       The Company is organized primarily on the basis of its distribution channels. There are ten separate markets, six of the markets are aggregated into the "Financial Markets." Two are combined to form the "Personal Lines." The Financial Markets' products, consisting primarily of credit-related insurance, are sold through retailers, financial institutions, manufactured housing, travel trailer and equipment manufacturers, dealers and lenders, and utility companies. The Personal Lines' business, consisting of non credit-related products and services, is sold primarily through independent agents. All other business has been included in "Other." The Company's business is generally not concentrated, and no single customer accounted for 10% or more of the Company's consolidated gross collected premiums in 1998.

       The table below presents information about reported segments for the years ended December 31:

-------------------------------------------------------------------------------------------------------------------
INDUSTRY SEGMENTS (IN THOUSANDS):                                             1998           1997           1996
-------------------------------------------------------------------------------------------------------------------
     Gross collected premiums:
         Financial markets                                             $ 2,345,399    $ 2,272,872    $ 2,070,374
         Personal lines                                                    351,924        332,802        319,538
         Other                                                             101,725        134,689        102,916
-------------------------------------------------------------------------------------------------------------------
     Total                                                             $ 2,799,048    $ 2,740,363    $ 2,492,828
-------------------------------------------------------------------------------------------------------------------
     Net premiums earned:
         Financial markets                                             $ 1,204,213    $ 1,201,905    $ 1,139,420
         Personal lines                                                    195,886        193,060        199,885
         Other                                                              31,874         58,818         39,180
-------------------------------------------------------------------------------------------------------------------
     Total                                                             $ 1,431,973    $ 1,453,783    $ 1,378,485
-------------------------------------------------------------------------------------------------------------------
     Income before interest and income taxes:
         Financial markets                                             $   127,309    $   130,493    $   114,728
         Personal lines                                                     14,070         27,766         28,880
         Other(A)                                                          279,445         17,580          9,867
-------------------------------------------------------------------------------------------------------------------
         Subtotal                                                          420,824        175,839        153,475
     Interest expense                                                      (19,097)       (16,244)       (17,530)
-------------------------------------------------------------------------------------------------------------------
     Total                                                             $   401,727    $   159,595    $   135,945
-------------------------------------------------------------------------------------------------------------------

Summarized data for the Company's foreign operations (principally in Canada and the United Kingdom) and domestic operations are as follows:

-------------------------------------------------------------------------------------------------------------------
GEOGRAPHIC SEGMENTS (IN THOUSANDS):                                        1998           1997           1996
-------------------------------------------------------------------------------------------------------------------
     Net premiums earned:
         Domestic (including U.S. possessions)                         $ 1,395,291    $1,393,576     $ 1,315,822
         Foreign                                                            36,682        60,207          62,663
-------------------------------------------------------------------------------------------------------------------
     Total                                                             $ 1,431,973    $1,453,783     $ 1,378,485
-------------------------------------------------------------------------------------------------------------------
     Income before income taxes:
         Domestic (including U.S. possessions)                         $   392,077    $  153,803     $   129,652
         Foreign                                                             9,650         5,792           6,293
-------------------------------------------------------------------------------------------------------------------
     Total                                                             $   401,727    $  159,595     $   135,945
-------------------------------------------------------------------------------------------------------------------
     Identifiable assets:
         Domestic (including U.S. possessions)                         $ 4,041,902    $3,518,463     $ 3,294,847
         Foreign                                                           326,605       263,988         174,656
-------------------------------------------------------------------------------------------------------------------
     Total                                                             $ 4,368,507    $3,782,451     $ 3,469,503
-------------------------------------------------------------------------------------------------------------------

(A) Includes the following in 1998:
    1.   $300 million in net termination fees income.  See Note 17.
    2. $17 million related to the settlement of litigation associated with the Company's non-file insurance product in the third quarter. See Note 13.
    3. $15 million expense related to the Company's Consent Order with various states in the fourth quarter. See Note 13.
    4.   $15.3 million in merger-related expenses.

(15) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years ended December 31, 1998 and 1997, is presented below:

-------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT PER COMMON SHARE DATA):                 First          Second        Third        Fourth
1998                                                      Quarter(2)      Quarter(3)    Quarter(4)    Quarter(5)
-------------------------------------------------------------------------------------------------------------------
Total revenues                                            $   300,167    $   414,013    $ 426,245    $   789,753
Total benefits and expenses(1)                            $   369,783    $   373,304    $ 405,316    $   380,049
Net (loss) income                                         $   (42,679)   $    30,169    $  16,286    $   263,184
Net (loss) income per common share - basic                $     (1.06)   $       .67    $     .34    $      6.11
-------------------------------------------------------------------------------------------------------------------
                                                             First         Second         Third       Fourth
1997                                                        Quarter        Quarter       Quarter      Quarter
-------------------------------------------------------------------------------------------------------------------
Total revenues                                            $   404,881    $   406,040    $ 408,162    $   402,299
Total benefits and expenses                               $   367,567    $   365,869    $ 366,527    $   361,824
Net income                                                $    26,419    $    28,618    $  29,839    $    29,987
Net income per common share - basic                       $       .60    $       .65    $     .67    $       .68
-------------------------------------------------------------------------------------------------------------------

The sum of the quarterly earnings per share amounts may not equal the comparable amounts for the full year because the computations are done independently.

Includes the following in 1998:

1. $100 million termination fee paid to AIG was reported in "Total benefits and expenses" in the the first, second, and third quarters' Forms 10-Q. Such merger termination fee has been netted against the $400 million termination fee received from Cendant during the fourth quarter of 1998 (see Note 17) and was reclassified to "Merger termination fees, net" in the accompanying Consolidated Statements of Income.
2.   $9.3 million in merger-related expenses.
3.   $3.5 million in merger-related expenses.
4. $17 million related to the settlement of litigation associated with the Company's non-file insurance product (see Note 13) and $1.6 million in merger-related expenses..
5. $400 million termination fee received from Cendant (see Note 17), $15 million in expenses related to the Company's Consent Order with various states (see Note 13) and $.9 million in merger-related expenses.

(16)   EARNINGS PER SHARE

       The Company adopted FASB Statement 128 "Earnings per Share" beginning in the period ending December 31, 1997. This Statement replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS. The following is the reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation

--------------------------------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31 (IN THOUSANDS):
                                         1998                             1997                              1996
                             ------------------------------- --------------------------------  ---------------------------------
                              Income     Shares    Per Share   Income     Shares    Per Share   Income      Shares    Per Share
                             Numerator Denominator  Amount   Numerator  Denominator  Amount    Numerator  Denominator  Amount
--------------------------------------------------------------------------------------------------------------------------------
Net income                  $ 266,960                         $114,863                         $ 94,503
less: Preferred stock
     dividends                 (6,450)                          (7,188)                          (3,115)
--------------------------------------------------------------------------------------------------------------------------------
BASIC EPS:
--------------------------------------------------------------------------------------------------------------------------------
Income available to common
  stockholders                260,510    42,554      $6.12     107,675    41,433      $2.60      91,388    40,697       $2.24
--------------------------------------------------------------------------------------------------------------------------------
EFFECT OF DILUTIVE SECURITIES:
--------------------------------------------------------------------------------------------------------------------------------
Common stock options                        444                              672                              930
Convertible preferred stock     6,450     3,962                  7,188     4,594                  3,115     1,963
Convertible debentures             15                              232       300                    228       300
--------------------------------------------------------------------------------------------------------------------------------
DILUTED EPS:
--------------------------------------------------------------------------------------------------------------------------------
Income available to common
  stockholders plus assumed
  conversions                $266,975    46,960      $5.68  $  115,095    46,999      $2.45    $ 94,731   43,890        $2.16
--------------------------------------------------------------------------------------------------------------------------------

(17)   TERMINATED ACQUISITION PROPOSALS

       During 1998, the Company was a party to two agreements regarding the acquisition of the Company. Both agreements were terminated prior to consummation.

       The Company entered into an Agreement and Plan of Merger (the "Cendant Merger Agreement") with Cendant Corporation ("Cendant") under which Cendant would have acquired the Company by merger. The execution of the Cendant Merger Agreement followed the public announcement by Cendant of its tender offer at $58 per share for shares of the Company's of common stock, to be paid in cash and common stock of Cendant, which was subsequently raised to $67. The Cendant Merger Agreement and Cendant's tender offer were terminated in October 1998 and Cendant made a $400 million cash payment to the Company.

       Cendant's acquisition proposal followed an announcement by the Company that it had entered into an Agreement and Plan of Merger (the "AIG Merger Agreement") with American International Group, Inc. ("AIG"). In March 1998, the Company, AIG and Cendant entered into a settlement agreement (the "Settlement Agreement") pursuant to which AIG agreed to temporarily waive certain provisions of the AIG Merger Agreement, allowing the Company to terminate the AIG Merger Agreement and enter into the Cendant Merger Agreement. In connection with the termination of the AIG Merger Agreement and other related agreements, AIG received from the Company a termination fee of $100 million which the Company financed through its short-term credit facility.

(18)   ACQUISITIONS

       The Company acquired three companies during 1998 for $62 million. The acquisitions were accounted for as purchases and the results of these companies' operations are included in 1998 income from the date of acquisition to December 31, 1998.

Schedule I

                     AMERICAN BANKERS INSURANCE GROUP, INC.

       Summary of Investments - Other Than Investments in Related Parties
                                December 31, 1998
                                 (in thousands)

Information on Summary of Investments - Other Than Investments in Related Parties is included on page 13 in Part I Item 1 c. of this report, and in Note 4 on page 63 in Part II Item 8 of this report, with the exception of the Information on Equity Securities which is included below.



                                                                                 AMOUNT
                                                                            AT WHICH SHOWN IN
                                      COST            MARKET VALUE          THE BALANCE SHEET
                                      ----            ------------          -----------------
Equity Securities:

Common Stocks:

  Public Utilities                 $       545         $      448              $       448

  Banks, Trust and Insurance
    Companies                            6,774              7,650                    7,650

  Industrial, Miscellaneous and
    All Other                           62,128             70,468                   70,468

Non-Redeemable Preferred
  Stock                                 50,873             51,871                   51,871
                                  ------------         ----------              -----------

Total Equity Securities           $    120,320         $  130,437              $   130,437
                                  ============         ==========              ===========

Schedule II

                 AMERICAN BANKERS INSURANCE GROUP, INC. (PARENT)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                                 AT DECEMBER 31,
                                 (IN THOUSANDS)

                                                         1998              1997
                                                     -----------       -----------
ASSETS
------
Investments in subsidiaries*                         $ 1,185,697       $ 1,029,476
Investments in bonds                                      53,727
Investment in common stock                                    30             2,478
Amounts due from subsidiaries*                            41,770            14,631
Short-term and other investments                          83,623               859
Accounts receivable                                        8,173             8,417
Cash                                                         (43)              286
Other                                                     22,783            13,182
                                                     -----------       -----------
       Total Assets                                  $ 1,395,760       $ 1,069,329
                                                     ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Short-term debt                                      $   126,253       $   113,869
Long-term debt                                            50,000           128,723
Accrued expenses and other liabilities                   158,625            12,868
                                                     -----------       -----------
  Total liabilities                                      334,878           255,460
                                                     -----------       -----------

STOCKHOLDERS' EQUITY
--------------------
Preferred stock                                           99,160           115,000
Common stock                                              43,080            41,806
Additional paid-in capital                               245,389           212,010
Accumulated other comprehensive income                     2,593            12,096
Retained earnings                                        690,726           449,444
Treasury stock, at cost                                  (11,876)           (8,110)
Unamortized restricted stock                              (8,190)           (6,252)
Collateralization of loan to Leveraged Employee
       Stock Ownership Plan                                                 (2,125)
                                                     -----------       -----------
  Total stockholders' equity                           1,060,882           813,869
                                                     -----------       -----------

  Total liabilities and stockholders' equity         $ 1,395,760       $ 1,069,329
                                                     ===========       ===========


Schedule II

                 AMERICAN BANKERS INSURANCE GROUP, INC. (PARENT)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                   1998           1997            1996
                                                   ----           ----            ----
REVENUES:
Net investment income                           $   5,904       $   4,102       $   5,934
Net realized investment (losses)                     (488)         (4,835)         (4,379)
Dividends from subsidiaries*                       51,150          48,959          21,270
Merger termination fees, net (see Note 17)        300,000
                                                ---------       ---------       ---------
  Total revenues                                  356,566          48,226          22,825
                                                ---------       ---------       ---------

EXPENSES
Operating expenses                                 52,380             423           3,943
Interest                                           18,967          16,188          17,530
                                                ---------       ---------       ---------
  Total expenses                                   71,347          16,611          21,473
                                                ---------       ---------       ---------

Income before income taxes and
  equity in undistributed income of
  subsidiaries                                    285,219          31,615           1,352

INCOME TAX EXPENSE (BENEFIT):
Current                                            87,338          (3,774)         (5,356)
Deferred                                             (807)            235          (1,313)
                                                ---------       ---------       ---------
                                                   86,531          (3,539)         (6,669)
                                                ---------       ---------       ---------


Income before equity in
  undistributed income of subsidiaries            198,688          35,154           8,021

Equity in undistributed income of
 subsidiaries*                                     68,272          79,709          86,482
                                                ---------       ---------       ---------

     Net income                                 $ 266,960       $ 114,863       $  94,503
                                                =========       =========       =========

-------------
*Eliminated in consolidated financial statements.
See accompanying notes to condensed financial statements.

Schedule II

                 AMERICAN BANKERS INSURANCE GROUP, INC. (PARENT)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                                        1998            1997            1996
                                                                      ---------       ---------       ---------
Operating Activities:

Net income                                                            $ 266,960       $ 114,863       $  94,503
     Adjustments to reconcile net income to net cash provided by operating activities:
     Equity in undistributed earnings of subsidiaries                   (68,272)        (79,708)        (73,427)
     (Increase) decrease in amounts due from subsidiaries               (27,138)        (23,641)         28,960
     Decrease (increase) in accounts receivable                             245          (5,742)         (2,284)
     (Increase) decrease in other assets                                (10,381)          1,790          (7,373)
     Increase in accrued liabilities                                    147,747           2,031             399
     Other                                                                4,435          11,678           4,150
     (Decrease) increase in deferred income taxes                          (807)            235          (1,313)
                                                                      ---------       ---------       ---------
     Net cash  provided by operating activities                         312,789          21,506          43,615
                                                                      ---------       ---------       ---------

Investing activities:
     Increase in investment in subsidiaries                             (26,577)        (10,851)        (82,789)
     Purchase of available for sale securities                          (94,544)         (2,478)
     Sale of available-for-sale securities                               39,224
     (Increase) decrease in other investments                           (79,166)            236           1,636
     Payment for purchase of subsidiaries                               (62,832)         (3,279)        (46,742)
                                                                      ---------       ---------       ---------
     Net cash used in investing activities                             (223,895)        (16,372)       (127,895)
                                                                      ---------       ---------       ---------

Financing activities:
     Purchase of treasury stock                                          (3,766)         (6,684)           (175)
     Proceeds from issuance of common stock                               2,294           4,004           1,898
     Proceeds from issuance of preferred stock                                                          111,781
     Proceeds from issuance of short-term debt - other                  147,234          31,427         138,147
     Repayment of long-term debt - other                                 (1,594)         (9,200)         (4,683)
     Repayment of short-term debt - other                              (207,725)                       (144,830)
     Cash dividends paid to stockholders                                (25,666)        (24,761)        (17,951)
                                                                      ---------       ---------       ---------
     Net cash (used in) provided by financing activities                (89,223)         (5,214)         84,187
                                                                      ---------       ---------       ---------

     Net decrease in cash                                                  (329)            (80)            (93)

     Cash at beginning of year                                              286             366             459
                                                                      ---------       ---------       ---------

     Cash at end of year                                              $     (43)      $     286       $     366
                                                                      =========       =========       =========

See accompanying notes to condensed financial statements.

Schedule II

                 AMERICAN BANKERS INSURANCE GROUP, INC. (PARENT)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                DECEMBER 31, 1998



NOTES TO CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto of American Bankers Insurance Group, Inc. and subsidiaries.

The Company paid off the LESOP note on April 2, 1998. For a description of short-term and long-term debt payable to others and related information see Note 9 to the Consolidated Financial Statements on page 73 in Part II Item 8 of this report. For a description of the Company's commitments and contingencies, see
Note 13 to the Consolidated Financial Statements on page 82 in Part II Item 8 of this report.

The Company received a fee of $400 million from Cendant Corporation which was netted against a $100 million fee paid to AIG. The net fee is reflected in the revenues as merger termination fees, net.

Operating expenses also include $17 million pre-tax for the non-file litigation, $15 million pre-tax for the multi-state Consent Order and approximately $15 million in merger-related expenses.

Certain items in the 1997 and prior financial statements have been reclassified to conform with the 1998 presentation.

Schedule III

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                       SUPPLEMENTARY INSURANCE INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

        ------------------------------------------------------------------------------------------------
        INDUSTRY SEGMENT                                    1998             1997              1996
        ------------------------------------------------------------------------------------------------
        Premium revenue
             Financial Markets                            1,204,212         1,201,904         1,139,420
             Personal Lines                                 195,886           193,060           199,885
             Other                                           31,874            58,819            39,180
        ------------------------------------------------------------------------------------------------
                  Total                                   1,431,972         1,453,783         1,378,485
        ------------------------------------------------------------------------------------------------
        Net investment income*
             Financial Markets                               66,825            64,719            54,801
             Personal Lines                                  22,685            21,102            19,990
             Other                                           60,169            48,294            46,410
        ------------------------------------------------------------------------------------------------
                  Total                                     149,679           134,115           121,201
        ------------------------------------------------------------------------------------------------
        Benefits, claims, and loss expenses
             Financial Markets                              351,033           367,049           369,068
             Personal Lines                                 111,744            97,642            99,095
             Other                                           46,181            67,916            54,861
        ------------------------------------------------------------------------------------------------
                  Total                                     508,958           532,607           523,024
        ------------------------------------------------------------------------------------------------
        Amortization of DAC
             Financial Markets                              458,686           516,338           431,180
             Personal Lines                                  56,301            53,164            53,683
             Other                                           13,427            20,615            12,992
        ------------------------------------------------------------------------------------------------
                  Total                                     528,414           590,117           497,855
        ------------------------------------------------------------------------------------------------
        Other operating expenses
             Financial Markets                              342,537           258,869           286,719
             Personal Lines                                  36,799            36,796            39,125
             Other                                           92,647            27,154            28,837
        ------------------------------------------------------------------------------------------------
                  Total                                     471,983           322,819           354,681
        ------------------------------------------------------------------------------------------------
        Net premiums written**
             Financial Markets                              977,742           974,915         1,004,557
             Personal Lines                                 162,628           169,791           186,333
             Other                                           37,009           152,186            53,957
        ------------------------------------------------------------------------------------------------
                  Total                                   1,177,379         1,296,892         1,244,847
        ------------------------------------------------------------------------------------------------

        ------------------------------------------------------------------------------------------------
        GEOGRAPHIC SEGMENT                                  1998             1997              1996
        ------------------------------------------------------------------------------------------------
        Deferred policy acquisition cost
             Domestic (including U.S. possessions)          453,120           439,255           375,797
             Foreign                                         29,875            19,034            12,196
        ------------------------------------------------------------------------------------------------
                  Total                                     482,995           458,289           387,993
        ------------------------------------------------------------------------------------------------
        Future policy benefits
             Domestic (including U.S. possessions)          335,243           309,525           291,693
             Foreign                                          1,739             1,656                63
        ------------------------------------------------------------------------------------------------
                  Total                                     336,982           311,181           291,756
        ------------------------------------------------------------------------------------------------
        Unearned premiums
             Domestic (including U.S. possessions)        1,518,617         1,353,397         1,250,027
             Foreign                                         93,269            82,637            41,115
        ------------------------------------------------------------------------------------------------
                  Total                                   1,611,886         1,436,034         1,291,142
        ------------------------------------------------------------------------------------------------
        Other policy claim benefits
             Domestic (including U.S. possessions)          519,104           481,437           449,399
             Foreign                                         89,397            74,360            38,197
        ------------------------------------------------------------------------------------------------
                  Total                                     608,501           555,797           487,596
        ------------------------------------------------------------------------------------------------

-------------
* Excluding net realized investment gains of $19,828, $10,394, and $7,812 for 1998, 1997 and 1996, respectively.
**   Excluding Life and Annuity premiums.

In 1998, the Company adopted FASB 131, "Disclosures about Segments of an Enterprise and Related Information." The Supplementary Insurance Information
Schedule III has been changed to conform with FASB 131. For more information, see Note 14 "Segment Information."

Schedule IV

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                                   REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                              Assumed                     Percentage of
                                    Gross     Ceded to other from other                  amount assumed
                                    amount      companies     companies    Net amount        to net
                                 -----------   ------------- -----------   -----------   --------------
1998
----
Life insurance in force          $45,459,936   $20,224,353   $ 9,746,505   $34,982,088        27.9%
                                 ===========   ===========   ===========   ===========        ====
Premiums:
Life insurance                       411,114       228,227        55,529       238,416        23.3%
Accident & Health insurance*         542,157       260,346        20,257       302,068         6.7%
Property & Liability insurance     1,606,458       771,911        56,942       891,489         6.4%
                                 -----------   -----------   -----------   -----------        ----

Total premiums                   $ 2,559,729   $ 1,260,484   $   132,728   $ 1,431,973         9.3%
                                 ===========   ===========   ===========   ===========        ====

1997                             $43,128,980   $20,274,140   $10,564,799   $33,419,639        31.6%
----                             ===========   ===========   ===========   ===========        ====
Life insurance in force
Premiums:
Life insurance                       388,527       228,231        79,402       239,698        33.1%
Accident & Health insurance*         496,862       218,945        17,473       295,390         5.9%
Property & Liability insurance     1,560,018       709,243        67,920       918,695         7.4%
                                 -----------   -----------   -----------   -----------        ----
Total premiums                   $ 2,445,407   $ 1,156,419   $   164,795   $ 1,453,783        11.3%
                                 ===========   ===========   ===========   ===========        ====

1996
----
Life insurance in force
Premiums:                        $37,851,887   $18,270,339   $10,852,864   $30,434,412        35.7%
                                 ===========   ===========   ===========   ===========        ====
Life insurance                   $   357,795   $   190,201   $    47,825   $   215,419        22.2%
Accident & Health insurance*         469,532       213,834        26,688       282,386         9.5%
Property & Liability Insurance     1,411,964       594,173        62,889       880,680         7.1%
                                 -----------   -----------   -----------   -----------        ----
Total premiums                   $ 2,239,291   $   998,208   $   137,402   $ 1,378,485         9.96%
                                 ===========   ===========   ===========   ===========        ====

-------------
*Includes premiums from both the life and property and casualty segment

Schedule VI

                     AMERICAN BANKERS INSURANCE GROUP, INC.
            SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY
                              INSURANCE OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)


                                                                 Claims and Claim Adjustment Expenses
                                                                            Incurred Related To               Paid Claims and
                                                            ----------------------------------------------   Claim Adjustment
                                                                 Current Year           Prior Years              Expenses
                                                            ----------------------------------------------------------------------
1998
----
Consolidated Property and Casualty Entities                        $340,858              ($3,960)                $345,749

1997
----
Consolidated Property and Casualty Entities                        $350,650              ($2,046)                $340,306

1996
----
Consolidated Property and Casualty Entities                        $345,857                 $232                 $313,299



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

PART IV

ITEM 14

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)

         (1) The responses to this portion of Item 14 are listed on page 33 of this report.

         (2) The responses to this portion of Item 14 are listed on page 51 of this report.

         (3)  Exhibits

              2.1(1) Agreement and Plan of Merger, dated as of December 21, 1997, as amended and restated as of January 7, 1998, and as amended by Amendment No. 1 dated as of January 28, 1998, and as amended and restated as of February 28, 1998 among American Bankers Insurance Group, Inc., American International Group, Inc. and AIGF, Inc.

              2.2(2) Stock Option Agreement, dated as of December 21, 1997, as amended and restated as of February 28, 1998 between the American Bankers Insurance Group, Inc. and American International Group, Inc.

              2.3(3) Termination Agreement, dated as of March 23, 1998, among American International Group, Inc., AIGF, Inc. and American Bankers Insurance Group, Inc.

              2.4(4) Settlement Agreement dated as of March 18, 1998 by and among American Bankers Insurance Group, Inc., American International Group, Inc. and Cendant Corporation.









---------------------------
(1) Exhibit incorporated herein by reference from Registrant's Schedule 14D-9, Amendment No. 6, filed on March 2, 1998.

(2) Exhibit incorporated herein by reference from Registrant's Schedule 14D-9, Amendment No. 6, dated March 2, 1998.

(3) Exhibit incorporated herein by reference from Registrant's Schedule 14D-9, Amendment No. 11, dated March 24, 1998.

(4) Exhibit incorporated herein by reference from Registrant's Schedule 14D-9, Amendment No. 10, filed on March 19, 1998.

              2.5(5) Agreement and Plan of Merger, dated March 23, 1998 among Cendant Corporation, Season Acquisition Corp. and American Bankers Insurance Group, Inc.

              2.6(6) Settlement Agreement, dated as of October 13, 1998, by and among American Bankers Insurance Group, Inc., Cendant Corporation and Season Acquisition Corp.

              2.7(7) Agreement and Plan of Merger dated as of March 5, 1999, among American Bankers Insurance Group, Inc., Fortis, Inc. and Greenland Acquisition Corp.

              2.8(8) Stock Option Agreement, dated as of March 5, 1999, among American Bankers Insurance Group, Inc., Fortis, Inc. and Greenland Acquisition Corp.

              3(i)(9) Third Amended and Restated Articles of Incorporation, as amended on May 23, 1997, by First Amendment to Third Amended and Restated Articles of Incorporation, as further amended on February 19, 1998, by Second Amendment to Third Amended and Restated Articles of Incorporation.

              3(ii)(10)  Corporate By-Laws, as amended and restated on May 14,
                         1998.

              4(i).1(11) Form of Rights Certificate to Purchase Series A
                         Participating Preferred Stock.















------------------------
(5) Exhibit incorporated herein by reference from Registrant's Schedule 14D-9, Amendment No. 10, filed on March 19, 1998.

(6) Exhibit incorporated herein by reference from Registrant's Schedule 14D-9, Amendment No. 22, filed on October 14, 1998.

(7) Exhibit incorporated herein by reference from Registrant's Current Report on Form 8-K dated March 10, 1999.

(8) Exhibit incorporated herein by reference from Registrant's Current Report on Form 8-K dated March 10, 1999

(9) Exhibit incorporated herein by reference from Registrant's Annual Report on Form 10-K for 1997.

(10) Exhibit incorporated herein by reference from Registrant's Current Report on Form 10-Q for June 30, 1998.

(11) Exhibit incorporated herein by reference from Exhibit B of the Rights Agreement, dated as of February 24, 1988, between American Bankers Insurance Group, Inc. and Manufacturers Hanover Trust Company, a New York banking corporation, as Rights Agent, as amended and restated as of November 14, 1990, filed with Registrant's Current Report on Form 8-K, dated November 14, 1990.

              4(i).2(12) Form of Rights Certificate to Purchase Series C
                         Participating Preferred Stock.

              4(i).3(13) $75,000,000, 7.60% Medium-Term Note dated May 2, 1994.

              4(i).4(14) $50,000,000, Floating Rate, Medium-Term Note dated
                         April 12, 1995.

              4(i).5(15) Rights Agreement, dated as of February 24, 1988 between
                         American Bankers Insurance Group, Inc. and
                         Manufacturers Hanover Trust Company, a New York banking corporation, as Rights Agent, as amended and restated as of November 14, 1990.

              4(i).6(16) Amendment No. 1, dated as of December 19, 1997 to
                         Rights Agreement, dated as of February 24, 1998 between American Bankers Insurance Group, Inc. and ChaseMellon Shareholder Services, L.L.C., as successor Rights Agent, as amended and restated as of November 14, 1990.

              4(i).7(17) Amendment No. 2, dated as of February 5, 1998, to the
                         Rights Agreement, dated as of February 24, 1988, as amended and restated as of November 14, 1990 and as further amended on December 19, 1997, between the American Bankers Insurance Group, Inc. and ChaseMellon Shareholder Services, L.L.C. as successor Rights Agent.

              4(i).8(18) Amendment No. 3, dated as of February 19, 1998, to the
                         Rights Agreement, dated as of February 24, 1988, as amended and restated as of November 14, 1990 and as further amended on December 19, 1997 and February 5, 1998 between the American Bankers Insurance Group, Inc. and ChaseMellon Shareholder Services, L.L.C. as successor Rights Agent.









---------------------------

(12) Exhibit incorporated herein by reference from Exhibit B of the Rights Agreement, dated as of February 19, 1998, between American Bankers Insurance Group, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, filed with Registrant's Schedule 14D-9 Amendment No. 3, dated February 20, 1998.

(13) Exhibit incorporated herein by reference from Registrant's Annual Report on Form 10-K for 1994.

(14) Exhibit incorporated herein by reference from Registrant's Current Report on Form 10-Q for March 31, 1995.

(15) Exhibit incorporated herein by reference from Registrant's Current Report on Form 8-K dated November 14, 1990.

(16) Exhibit incorporated herein by reference from Registrant's Annual Report on Form 10-K for 1997.

(17) Exhibit incorporated herein by reference from Registrant's Schedule 14D-9, dated February 6, 1998.

(18) Exhibit incorporated herein by reference from Registrant's Schedule 14D-9, Amendment No. 3, dated February 20, 1998.

              4(i).9(19)     Rights Agreement, dated as of February 19, 1998,
                             between American Bankers Insurance Group, Inc. and
                             ChaseMellon Shareholder Services, L.L.C., as Rights
                             Agent.

              4(i).10(20)    Amendment No. 1, dated as of March 20, 1998, to the
                             Rights Agreement dated as of February 19, 1998 between American Bankers Insurance Group, Inc. and
                             ChaseMellon Shareholder Services, L.L.C., as Rights
                             Agent.

              4(i).11(21)    Amendment Number Two to the Rights Agreement, dated
                             as of March 4, 1999, between American Bankers
                             Insurance Group, Inc. and ChaseMellon Shareholder
                             Services, L.L.C.

              4(iv).1(22)    Trust Indenture for $200,000,000 Medium-Term Notes.

              9.1(23) Voting Agreement, dated as of December 21, 1997, between AIG, and Gerald N. Gaston, R. Kirk Landon,
                             R. Kirk/B. Landon Foundation, R. Kirk Landon
                             Revocable Trust, and Landon Corporation.

              9.2(24) Voting Agreement, dated as of March 5, 1999, between certain stockholders of American Bankers Insurance Group, Inc. and Fortis, Inc.

              10(i).1(25)    5 Year Competitive Advance and Revolving Credit
                             Facility Agreement dated as of December 1, 1995 among the American Bankers Insurance Group, Inc., certain banks and Barclays Bank PLC.

              10(i).2(26)    Issuance and Paying Agent Agreement (For Commercial
                             Paper) dated as of 21st day of November 1995 by and between the Company and Chemical Bank.








------------------------

(19) Exhibit incorporated herein by reference from Registrant's Schedule 14D-9, Amendment No. 3, dated February 20, 1998.

(20) Exhibit incorporated herein by reference from Registrant's Schedule 14D-9, Amendment No. 11, dated March 24, 1998.

(21) Exhibit incorporated herein by reference from Registrant's Current Report on Form 8-K dated March 10, 1999.

(22) Exhibit incorporated herein by reference from Registrant's Current Report on Form 10-Q for March 31, 1994.

(23) Exhibit incorporated herein by reference from Registrant's Current Report on Form 8-K dated January 13, 1998.

(24) Exhibit incorporated herein by reference from Registrant's Current Report on Form 8-K dated March 10, 1999.

(25) Exhibit incorporated herein by reference from Registrant's Annual Report on Form 10-K for 1995.

(26) Exhibit incorporated herein by reference from Registrant's Annual Report on Form 10-K for 1995.

              10(i).3(27)    Selling Agency Agreement for $200,000,000
                             Medium-Term Notes.

              10(ii).1(28)   Master License Agreement between Policy Management
                             Systems Corporation ("PMSC"), a South Carolina
                             Corporation and American Bankers Insurance Group.
                             Inc. ("customer").

              10(ii).2 Consulting and Non-Competition Agreement between R. Kirk Landon and American Bankers Insurance Group, Inc.

              10(ii).3 Consulting Agreement between Gerald N. Gaston and American Bankers Insurance Group, Inc.

              10(iii).1(29)  Form of Executive Compensation Agreement.

              10(iii).2(30)  Form of Executive Compensation Agreement.

              10(iii).3(31)  Form of Executive Severance Benefits Agreement.

              10(iii).4      Agreement to Terminate Severance Agreement between
                             American Bankers Insurance Group, Inc. and Mr. R.
                             Kirk Landon.

              10(iii).5      Nonqualified Supplemental Benefit Plan, as amended
                             and restated January 1, 1999.

              10(iii).6(32)  Retirement Plan, as amended December 30, 1994.

              10(iii).7(33)  American Bankers Insurance Group, Inc. Leveraged
                             Employee Stock Ownership Plan, as amended December 30, 1994.

              10(iii).8      Amendment of the American Bankers Insurance Group,
                             Inc. Leveraged Employee Stock ownership Plan dated
                             March 31, 1998.











--------------------------

(27) Exhibit incorporated herein by reference from Registrant's Current Report on Form 10-Q for March 31, 1994.

(28) Exhibit incorporated herein by reference from Registrant's Annual Report on Form 10-K for 1993.

(29) Exhibit incorporated herein by reference from Form S-3 Registration Statement Number 2-94359.

(30) Exhibit incorporated herein by reference from Registrant's Annual Report on Form 10-K for 1995.

(31) Exhibit incorporated herein by reference from Registrant's Annual Report on Form 10-K for 1990.

(32) Exhibit incorporated herein by reference from Registrant's Annual Report on Form 10-K for 1994.

(33) Exhibit incorporated herein by reference from Registrant's Annual Report on Form 10-K for 1994.

              10(iii).9(34)  1987 Executive Stock Option/Dividend Accrual Plan.

              10(iii).10(35) 1991 Stock Incentive Compensation Plan, as amended
                             February 18, 1994.

              10(iii).11(36) 1991 Stock Option/Restricted Stock Award Plan, as
                             amended February 18, 1994.

              10(iii).12(37) 1995 Amendment to the 1991 Stock Option/Restricted
                             Stock Award Plan.

              10(iii).13(38) Management Incentive Plan, as amended May 25, 1994.

              10(iii).14(39) Directors' Deferred Compensation Plan, amended and restated May 25, 1994.

              10(iii).15     1994 Non-Employee Director's Stock Option Plan, as
                             amended March 5, 1999.

              10(iii).16(40) 1994 Senior Management Stock Option Plan.

              10(iii).17(41) 1997 Equity Incentive Plan, as amended on August
                             15, 1997.

              10(iii).18(42) American Bankers Insurance Group, Inc. 401(K) and
                             Employee Stock Ownership Plan.

              10(iii).19(43) 1999 Non-Employee Directors One-Time Award Plan



--------------------------

(34) Exhibit incorporated herein by reference from 1987 Annual Meeting Proxy Statement (Exhibit "A" pages 14 through 19).

(35) Exhibit incorporated herein by reference from Registrant's Annual Report on Form 10-K for 1994.

(36) Exhibit incorporated herein by reference from Registrant's Annual Report on Form 10-K for 1994.

(37) Exhibit incorporated herein by reference from Registrant's Annual Report on Form 10-K for 1995.

(38) Exhibit incorporated herein by reference from Registrant's Annual Report on Form 10-K for 1994.

(39) Exhibit incorporated herein by reference from Registrant's Annual Report on Form 10-K for 1994.

(40) Exhibit incorporated herein by reference from Registrant's Annual Report on Form 10-K for 1994.

(41) Exhibit incorporated herein by reference from Registrant's Current Report on Form 10-Q for September 30, 1997.

(42) Exhibit incorporated herein by reference from Registrant's Statement on Form S-8 filed on February 19, 1999, Registration Number 333-72619.

(43) Exhibit incorporated herein by reference from Registrant's Statement on Form S-8 filed on February 19, 1999, Registration Number 333-72615.

              21         Subsidiaries of the Registrant.

              23         Consent of Independent Certified Public Accountants.

              27         Financial Data Schedule.

(b.) REPORTS ON FORM 8-K

       Form 8-K, regarding termination of the Cendant Merger, filed on October 15, 1998.

(c.) EXHIBIT INDEX

             Exhibit 10(ii).2 Consulting and Non-Competition Agreement between R. Kirk Landon and American Bankers Insurance Group, Inc.

             Exhibit 10(ii).3 Consulting Agreement between Gerald N. Gaston and American Bankers Insurance Group, Inc.

             Exhibit 10(iii).4 Agreement to Terminate Severance Agreement between American Bankers Insurance Group, Inc. and R. Kirk Landon

             Exhibit 10(iii).5 Nonqualified Supplemental Benefit Plan as amended and restated January 1, 1999.

             Exhibit 10(iii).8 Amendment of the American Bankers Insurance Group, Inc. Leveraged Employee Stock Ownership Plan, dated March 31, 1998.

             Exhibit 10(iii).15 1994 Non-Employee Director's Stock Option Plan, as amended March 5, 1999.

             Exhibit     21           Subsidiaries of the Registrant.

             Exhibit     23           Consent of Independent Certified Public
                                      Accountants.

             Exhibit     27           Financial Data Schedule.

             Other exhibits have been incorporated by reference. See Part IV,
             Item 14 of this Annual Report on Form 10-K.

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



American Bankers Insurance Group, Inc.

By:         /s/ Gerald N. Gaston         Chief Executive Officer, President,            March 26, 1999
     ----------------------------------- and Vice Chairman of the Board
              Gerald N. Gaston

By:           /s/ Robert Hill            Senior Vice President and                      March 26, 1999
     ----------------------------------- Principal Accounting Officer
                 Robert Hill



Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on March 30, 1998.

American Bankers Insurance Group, Inc.

               /s/ R. Kirk Landon                 Chairman of the Board                    March 26, 1999
------------------------------------------------- and Director
                 R. Kirk Landon


              /s/ Gerald N. Gaston                Chief Executive Officer,                 March 26, 1999
------------------------------------------------- President, Vice Chairman of the
                Gerald N. Gaston                  Board and Director


            /s/ William H. Allen Jr.              Director                                 March 26, 1999
-------------------------------------------------
              William H. Allen Jr.

                                                  Director                                 March 26, 1999

-------------------------------------------------
             Nicholas A. Buoniconti


             /s/ Armando M. Codina                Director                                 March 26, 1999
-------------------------------------------------
               Armando M. Codina


              /s/ Peter J. Dolara                 Director                                 March 26, 1999
-------------------------------------------------
                Peter J. Dolara



                                                 Director                                  March 26, 1999
------------------------------------------------
                  Jack F. Kemp


                                                  Director                                March 26, 1999
-------------------------------------------------
             Bernard P. Knoth, S.J.


              /s/ James F. Jorden                 Director                                March 26, 1999
-------------------------------------------------
                James F. Jorden

                                                  Director                                March 26, 1999
-------------------------------------------------
                 Daryl L. Jones


           /s/ Eugene M. Matalene Jr.             Director                                March 26, 1999
-------------------------------------------------
             Eugene M. Matalene Jr.


              /s/ Albert H. Nahmad                Director                                March 26, 1999
-------------------------------------------------
                Albert H. Nahmad


           /s/ Nicholas J. St. George             Director                                March 26, 1999
-------------------------------------------------
             Nicholas J. St. George

                                                  Director                                March 26, 1999
-------------------------------------------------
               Robert C. Strauss


          /s/ George E. Williamson II             Director                                March 26, 1999
-------------------------------------------------
            George E. Williamson II

                                   ITEM 14(c)
                                  EXHIBIT INDEX

                                                                                             Pages
                                                                                             -----
Exhibit 10(ii).2    Consulting and Non-Competition Agreement between R. Kirk
                    Landon and American Bankers Insurance Group, Inc.

Exhibit 10(ii).3    Consulting Agreement between Gerald N. Gaston and American
                    Bankers Insurance Group, Inc.

Exhibit 10(iii).4   Agreement to Terminate Severance Agreement between American
                    Bankers Insurance Group, Inc. and R. Kirk Landon

Exhibit 10(iii).5 Nonqualified Supplemental Benefit Plan as amended and restated January 1, 1999.

Exhibit 10(iii).8   Amendment of the American Bankers Insurance Group, Inc.
                    Leveraged Employee Stock Ownership Plan, dated March 31,
                    1998.

Exhibit 10(iii).15  1994 Non-Employee Director's Stock Option Plan, as amended
                    March 5, 1999.

Exhibit 21   -      Subsidiaries of the registrant                                             E-1

Exhibit 23      -   Consent of Independent Certified Public Accountants                        E-2

Exhibit 27      -   Financial Data Schedule                                                    E-3


Other exhibits have been incorporated by reference. See Part IV, Item 14 of this Annual Report on Form 10-K.