Form 10-Q
period 1999-03-31
AMERICAN BANKERS INSURANCE GROUP INC
filed 1999-05-14
CIK 350571

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _________________ TO _________________


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

Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Common Stock - Par Value $1.00
43,197,036 Shares Outstanding on May 10, 1999

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

PART I - FINANCIAL INFORMATION

      ITEM 1 - Financial Statements

      1.    Consolidated Balance Sheets at March 31, 1999 and December 31, 1998.

      2. Consolidated Statements of Income for the three months ended March 31, 1999 and 1998.

      3. Consolidated Statements of Comprehensive Income for the three months ended March 31, 1999 and 1998.

      4. Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998.

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

           The following exhibits are included herein:

           (2.1) Asset Purchase Agreement between Beacon Printing & Graphics, Inc., American Bankers Insurance Group, Inc. and H&D Graphics, Inc. dated as of February 15, 1999.

           (27) Financial Data Schedule

      b.   Report on Form 8-K.

           Form 8-K, filed on March 10, 1999.

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

May 13, 1999
    Date

                                           ----------------------------
                                                  Robert Hill
                                           Principal Accounting Officer

                                     PART I

                              FINANCIAL INFORMATION

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                 (in thousands)


                                                                                       1999               1998
                                                                                    -----------       -----------
                                                                                   (unaudited)
ASSETS

Investments
   Held-to-maturity securities, at amortized cost                                   $   745,291       $   775,305
   Available-for-sale securities, at fair value                                       1,260,569         1,254,876
   Equity securities, at approximate market value                                       166,092           130,437
   Mortgage loans on real estate                                                          5,525             6,969
   Policy loans                                                                           9,837             9,873
   Short-term and other investments                                                     253,817           352,764
                                                                                    -----------       -----------
              Total investments                                                       2,441,131         2,530,224
                                                                                    -----------       -----------

Cash                                                                                      9,190            12,755
Accounts receivable, net of allowance for doubtful
  accounts of $7,515 in 1999 and $7,516 in 1998                                         146,347           136,049
Reinsurance receivable                                                                  314,472           315,477
Accrued investment income                                                                32,435            30,586
Deferred policy acquisition costs                                                       475,035           482,995
Prepaid reinsurance premiums                                                            669,895           661,665
Other assets                                                                            193,143           198,756
                                                                                    -----------       -----------
              Total assets                                                          $ 4,281,648       $ 4,368,507
                                                                                    ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities                                                                  $   341,813       $   336,982
Unearned premiums                                                                     1,596,467         1,611,886
Claim liabilities                                                                       607,690           608,501
                                                                                    -----------       -----------
                                                                                      2,545,970         2,557,369

Other policyholders' funds                                                                8,817             5,976
Notes payable                                                                           147,740           193,753
Deferred income taxes                                                                    31,005            32,824
Accrued commissions and other expenses                                                  132,258           140,055
Other liabilities                                                                       350,337           377,648
                                                                                    -----------       -----------
              Total liabilities                                                       3,216,127         3,307,625
                                                                                    -----------       -----------
Commitments and Contingencies (Note 6)

STOCKHOLDERS' EQUITY
Preferred stock: authorized 10,000 shares
  $3.125 Series B Cumulative Convertible Preferred Stock
  (stated at liquidation preference of $50 per share),
  issued and outstanding 1,983 shares in 1999 and 1,983 shares in 1998                   99,160            99,160
Common stock of $1 par value.  Authorized 100,000 shares;
  issued and outstanding 43,199 shares in 1999 and 43,080 shares in 1998                 43,199            43,080
Additional paid-in capital                                                              252,507           245,389
Accumulated other comprehensive income                                                   (1,450)            2,593
Retained earnings                                                                       716,866           690,726
Less:
  Treasury stock at cost - 836 shares in 1999 and 360 shares in 1998                    (34,580)          (11,876)
  Unamortized restricted stock                                                          (10,181)           (8,190)
                                                                                    -----------       -----------
              Total stockholders' equity                                              1,065,521         1,060,882
                                                                                    -----------       -----------

              Total liabilities and stockholders' equity                            $ 4,281,648       $ 4,368,507
                                                                                    ===========       ===========




          See accompanying notes to consolidated financial statements.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                   (in thousands except per common share data)
                                   (unaudited)


                                                                    1999            1998
                                                                 ---------       ---------
Gross collected premiums                                         $ 670,213       $ 697,871
                                                                 =========       =========

Premiums and other revenues:
  Net premiums earned                                            $ 356,964       $ 356,847
  Net investment income                                             39,387          35,178
  Realized investment gains                                          3,001           2,178
  Merger termination fee                                                          (100,000)
  Other income                                                      12,540           5,964
                                                                 ---------       ---------
           Total premiums and other revenues                       411,892         300,167
                                                                 ---------       ---------

Benefits and expenses:
  Net benefits, claims, losses and settlement expenses             116,264         122,938
  Commissions                                                      163,681         153,765
  Operating expense                                                 83,550          88,903
  Interest expense                                                   2,721           4,177
                                                                 ---------       ---------
           Total benefits and expenses                             366,216         369,783
                                                                 ---------       ---------

Income (loss) before taxes                                          45,676         (69,616)
                                                                 ---------       ---------

Income tax expense (benefit):
  Current                                                            9,484         (19,947)
  Deferred                                                           2,186          (6,990)
                                                                 ---------       ---------
                                                                    11,670         (26,937)
                                                                 ---------       ---------

Net income (loss)                                                $  34,006       $ (42,679)
                                                                 =========       =========



Per common share and common equivalent share data
  Basic:
    Net income (loss)                                            $    0.77       $   (1.06)
                                                                 =========       =========
    Weighted average number of shares outstanding                   42,400          41,959
                                                                 =========       =========

  Diluted:
    Net income                                                   $    0.73       $     N/A
                                                                 =========       =========

    Weighted average number of shares outstanding                   46,708          46,940
                                                                 =========       =========

Dividends per common share                                       $    0.12       $    0.11
                                                                 =========       =========


          See accompanying notes to consolidated financial statements.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 FOR THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (in thousands)
                                   (unaudited)



                                                                                            1999           1998
                                                                                          --------       --------

Net income (loss)                                                                         $ 34,006       $(42,679)
                                                                                          --------       --------

Other comprehensive income, net of tax:

       Foreign currency translation adjustments                                                880           (395)

       Unrealized gains on securities:
         Unrealized holding (losses) gains arising during  period                           (2,535)         9,305
         Reclassification adjustment for gains on securities available for sale
           included in net income                                                           (2,388)          (231)
                                                                                          --------       --------
Other comprehensive (loss) income                                                           (4,043)         8,679
                                                                                          --------       --------

Comprehensive income (loss)                                                               $ 29,963       $(34,000)
                                                                                          ========       ========
















          See accompanying notes to consolidated financial statements.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (in thousands)
                                   (unaudited)

                                                                                         1999            1998
                                                                                      ---------       ---------
Operating activities:
Net income (loss)                                                                     $  34,006       $ (42,679)
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Change in policy liabilities, unearned premiums, claim
       liabilities, reinsurance receivable and prepaid reinsurance premiums             (19,603)         (1,030)
     Change in other assets and other liabilities                                       (24,411)        (48,878)
     (Increase) decrease in accounts receivable                                         (10,298)         21,173
     Increase in accrued investment income                                               (1,849)         (1,187)
     Decrease in accrued commissions and expenses                                        (7,797)         (9,397)
     Increase in policyholders' funds                                                     2,841             277
     Decrease (increase) in policy loans                                                     36            (207)
     Amortization of deferred policy acquisition costs                                  126,986         153,453
     Amortization of cost of insurance acquired                                             264             309
     Policy acquisition costs deferred                                                 (119,025)       (152,117)
     Provision for amortization and depreciation                                          4,031           3,015
     Provision for deferred income taxes                                                  2,186          (6,990)
     Net gain on sale of investments                                                     (3,001)         (2,178)
     Compensation and tax effect on stock option shares                                   2,347           5,940
                                                                                      ---------       ---------
     Net cash used in operating activities                                              (13,287)        (80,496)
                                                                                      ---------       ---------

Investing activities:
Purchase of investments
     Held-to-maturity securities                                                         (3,724)         (5,325)
     Available-for-sale securities                                                     (183,325)       (172,819)
Proceeds from sale of investments
     Available-for-sale securities                                                       64,945          92,993
     Mortgage loans                                                                       1,708             201
     Real Estate                                                                          1,629               1
Proceeds from maturities of investments
     Held-to-maturity securities                                                         36,812          28,126
     Available-for-sale securities                                                       69,687          28,665
Decrease (increase) in short-term investments                                            98,909         (11,399)
Transactions related to capital assets
     Capital expenditures                                                                (3,330)         (1,806)
     Sales of capital assets                                                                 91              29
                                                                                      ---------       ---------
     Net cash provided by (used in) investing activities                                 83,402         (41,334)
                                                                                      ---------       ---------
Financing activities:
Proceeds from issuance of debt                                                                          107,765
Repayment of debt                                                                       (46,013)
Dividends paid to shareholders                                                           (7,812)         (6,457)
Proceeds from issuance of stock                                                           2,847             277
Purchase of treasury stock                                                              (22,703)
                                                                                      ---------       ---------
     Net cash (used in) provided by financing activities                                (73,681)        101,585
                                                                                      ---------       ---------

Net decrease in cash                                                                     (3,566)        (20,245)
Cash at beginning of period                                                              12,755          23,265
Rate change effect on cash flow                                                               1              18
                                                                                      ---------       ---------
Cash at end of period                                                                 $   9,190       $   3,038
                                                                                      =========       =========

Supplemental disclosures of cash flow information

  Cash paid during the period for:
    Interest                                                                          $   1,028       $   2,751
    Income taxes                                                                      $  42,500       $   3,003



          See accompanying notes to consolidated financial statements.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


(1)  FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain items have been reclassed to conform with 1999 presentation.

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

(3)  ADOPTION OF NEW FASB STATEMENTS

      In 1998, the Company adopted FASB Statement 131, "Disclosures about Segments of an Enterprise and Related Information." FASB Statement 131 supersedes FASB Statement 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FASB Statement 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of FASB Statement 131 did not affect results of operations or financial position of the Company but did affect the disclosure of segment information. The Company has restated all previously reported segment information to conform to the new presentation. The provisions of FASB Statement 131 were adopted for quarterly reporting in March of 1999.

(4)  COMPREHENSIVE INCOME

Related tax effects are allocated to each component of other comprehensive income as follows:

                                                                   (in thousands)
                                                                 1999          1998
                                                              --------       --------
Foreign currency translation adjustments

Before tax amount                                             $    647       $   (552)
Tax benefit                                                        233            157
                                                              --------       --------
Net of tax amount                                                  880           (395)
                                                              --------       --------
Unrealized gains on securities:
   Unrealized holding (losses) gains arising during period
     Before tax amount                                          (3,859)        13,361
     Tax benefit or (expense)                                    1,324         (4,056)
                                                              --------       --------
     Net of tax amount                                          (2,535)         9,305
                                                              --------       --------
Reclassification adjustment for gains on securities
  available for sale included in net income

     Before tax amount                                          (3,673)          (355)
     Tax expense                                                 1,285            124
                                                              --------       --------
     Net of tax amount                                          (2,388)          (231)
                                                              --------       --------
Net unrealized gains/losses

Before tax amount                                               (7,532)        13,006
Tax benefit or (expense)                                         2,609         (3,932)
                                                              --------       --------
Net of tax amount                                               (4,923)         9,074
                                                              --------       --------
Other comprehensive (loss) income, net of tax                 $ (4,043)      $  8,679
                                                              ========       ========



Accumulated Other Comprehensive Income Balances at March 31, 1999:

                                                             Accumulated
                                 Foreign      Unrealized       Other
                                Currency    Gains/(Losses)  Comprehensive
                                  Items      on Securities     Income
                                --------       --------       --------

Beginning balance               $(14,339)      $ 16,932       $  2,593
Current-period change                880         (4,923)        (4,043)
                                --------       --------       --------
Ending balance                  $(13,459)      $ 12,009       $ (1,450)
                                ========       ========       ========

(5)   REINSURANCE

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

The effect of reinsurance on premiums earned is as follows for the three months ended March 31, 1999 and 1998:

                                     (in thousands)
                                   Three Months Ended
                             March 31, 1999  March 31, 1998
                               ---------       ---------

Direct premiums                $ 653,892       $ 634,671
Reinsurance assumed               31,409          37,038
Reinsurance ceded               (328,337)       (314,862)
                               ---------       ---------
Net premiums earned            $ 356,964       $ 356,847
                               =========       =========

(6)   COMMITMENTS AND CONTINGENCIES

For a comprehensive description of the Company's litigation, see Item III of the Company's 1998 Form 10-K.

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

Two classes have recently been certified against the Company: one class involving collateral protection insurance sold by American Bankers Insurance Company of Florida in the state of Tennessee after March 1990 to customers of Mercury Finance of Tennessee, Inc., and a second class involving holders of credit card insurance in the United States after March 1990 who had claims denied based upon eligibility restrictions nor conspicuosly displayed on the solicitation materials. The Company and its affiliates intend to appeal these determinations and have been advised by counsel that they have meritorious defenses.

While none of the Company's remaining cases are necessarily significant in terms of financial risk to the Company, the judicial climate in certain jurisdictions is such that the outcome of these cases is extremely unpredictable. Moreover, class action lawsuits to which the Company is a party do not lend themselves to potential damage calculation. There are still a number of cases pending, and it is expected that more suits alleging essentially the same causes of action are likely to continue to be filed during 1999. The Company denies any wrongdoing in any of these suits and believes that it has not engaged in any conduct that would warrant an award of punitive damages or that the class allegations have merit. The Company has been advised by legal counsel that it has meritorious defenses to all claims being asserted against it. The Company believes, based on information currently available, that any liabilities that could result are not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

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

In late January and early February 1998, five putative class actions on behalf of American Bankers' shareholders were filed in United States District Court for the Southern District of Florida alleging causes of action arising out of the then proposed merger with AIG and agreeing to pay and paying the $100 million termination fee prior to the closing of the proposed acquisition by Cendant. The District Court Judge ordered that these cases be consolidated and that the plaintiffs file a consolidated complaint (the "Complaint"). That Complaint was filed in May 1998 alleging claims against the Company, all directors, except for Messrs. Kemp and Allen, and AIG. The Complaint alleges that directors of the Company breached their fiduciary duties and violated their duty to act with due care and in a disinterested manner and to maximize shareholder value by entering into the AIG Merger Agreement and agreeing to pay the $100 million termination fee. The Complaint also alleges that the Company and AIG violated Section 14(a) and 14(e) of the Exchange Act by making materially false and misleading statements in the proxy statement, as amended, for the AIG Merger Agreement. The Complaint seeks an order requiring the directors to carry out their fiduciary duties to the plaintiffs and other class members, damages suffered by the results of the alleged acts, an order declaring null and void the $100 million termination fee, an order requiring defendants to make full disclosure of all material information, and an award of plaintiff's cost and disbursements, including plaintiff's attorney's fees. The Company and directors filed an answer on or about June 16, 1998. Thereafter, the Company and Cendant entered into termination arrangements under which the Company was paid $400 million. The Company and its directors believe that the claims asserted in these actions are totally without merit, particularly in light of the termination of the Cendant Merger Agreement and payment by Cendant of $400 million, and intend to continue vigorously contest them.

The Company, in the normal course, is subject to regulatory reviews and market conduct examinations from each of the states in which it conducts business. During 1998, a multi-state market conduct review was initiated under the auspices of the NAIC by several states. On November 23, 1998, the Company entered into a Consent Order and comprehensive Compliance Plan with 39 participating states relating to compliance with the disparate state insurance laws, regulations and administrative interpretations which have been difficult to apply to the marketing of the Company's credit related insurance products through financial institutions, retailers and other entities offering consumer financing as a regular part of their business. The Company and participating state regulators have pledged to cooperate in rationalizing existing insurance laws and regulations to the marketing and administration of credit-related insurance products on a more comprehensive and uniform basis. As a part of the adoption of the Compliance Plan, the Company agreed in a Consent Order to pay $12 million to the participating states, and through implementation of the Compliance Plan, to provide restitution to insureds, if instances of excess premiums or less than appropriate claims payments were discovered in that process. No accrual has been made for any possible restitution since an estimate of any possible restitution is not known. Since November 1998, four additional states have executed Addenda joining in the multi-state Consent Order. The Company also agreed to a multi-state market conduct examination commencing in November 1999 for review of the Company's implementation of the Compliance Plan, and to a payment of $3 million to participating states if the Compliance Plan is not fully implemented by that time. The Company took a charge against earnings for $15 million during the fourth quarter of 1998. As of the first quarter of 1999, the Company has paid $12 million to the participating states.

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

(7) LIABILITES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The Company's U.K. subsidiary participated in certain personal accident programs from other insurance companies during 1994 to 1997. The Company ceased writing this reinsurance in 1997; however, certain risk may continue beyond 1997 due to the nature of the reinsurance contracts written. The Company has retroceded the majority of its personal accident liability to other insurance companies. On a gross basis, the personal accident loss ratios are substantially higher than that expected at the time the programs were written. However, due to the nature of the Company's retrocessional coverage, net losses on these programs have not been material to the Company's operating results. At March 31, 1999, the Company had gross payables of $15.5 million, ceded recoverable of $17.7 million, gross reserves of $46.4 million and ceded receivable of $38.3 million relating to the personal accident business. The Company is currently actively investigating the cause for the significant increase in the personal accident gross loss ratio. The outcome of that investigation is currently uncertain but may result in the Company taking legal or other action against its brokers, reinsurers or others. The Company is currently involved in arbitration over payment of certain claims with one of the cedants, and several of the Company's retrocessioners have delayed payment pending further review. The March 31, 1999 loss reserves and resinsurance recoverable are based on various estimates that are subject to considerable uncertainty. However, it is management's opinion that due to the direct relationship of the business written to the Company's reinsurance coverage that future development on these programs will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(8) SEGMENT INFORMATION

In 1998, the Company adopted FASB Statement 131, "Disclosures about Segments of an Enterprise and Related Information." The prior years' segment information has been restated to present the Company's reportable segments, Financial Markets, Personal Lines Markets and Other.

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

The Company is organized primarily on the basis of its distribution channels. There are ten separate markets, six of the markets are aggregated into the "Financial Markets." Two are combined to form the "Personal Lines." The Financial Markets' products, consisting primarily of credit-related insurance, are sold through retailers, financial institutions, manufactured housing, travel trailer and equipment manufacturers, dealers and lenders, and utility companies. The Personal Lines' business, consisting of non credit-related products and services, is sold primarily through independent agents. All other business has been included in "Other." "Other" includes principally foreign subsidiaries, except Canada and corporate activity. The Company's business is generally not concentrated, and no single customer accounted for 10% or more of the Company's consolidated gross collected premiums in 1999 or 1998.

Gross collected premiums, net premiums earned and income (loss) before federal income taxes are summarized as follows:

                                                        (in thousands)
                                                      Three Months Ended
                                                          March 31,
                                                 -------------------------
                                                    1999            1998
                                                 ---------       ---------

GROSS COLLECTED PREMIUMS:

Financial markets                                $ 571,598       $ 592,042
Personal lines                                      80,067          76,820
Other                                               18,548          29,009
                                                 ---------       ---------
     Total                                       $ 670,213       $ 697,871
                                                 =========       =========

NET PREMIUMS EARNED:

Financial markets                                $ 299,262       $ 303,519
Personal lines                                      48,976          49,540
Other                                                8,726           3,788
                                                 ---------       ---------
     Total                                       $ 356,964       $ 356,847
                                                 =========       =========

INCOME (LOSS) BEFORE INTEREST AND INCOME TAXES:

Financial markets                                $  27,716       $  27,344
Personal lines                                       6,290           6,160
Other                                         (1)   14,391    (2)  (98,943)
                                                 ---------       ---------
                                                    48,397         (65,439)
Interest expense                                     2,721           4,177
                                                 ---------       ---------
      Total income (loss) before income taxes    $  45,676       $ (69,616)
                                                 =========       =========

(1) Includes $4.3 million pre-tax income from the sale of assets and liabilities of one of the Company's smaller non-insurance subsidiaries.
(2) Includes $100 million merger termination fee paid to AIG and $9.3 million in merger-related expenses.

(9) ACCOUNTING FOR INVESTMENTS

The Company accounts for its investments according to the Financial Accounting Standards Board's Statement 115 "Accounting for Certain Investments in Debt and Equity Securities."

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

The detail of Cost and Statement Value for the Fixed Maturities and Equity Securities held at March 31, 1999 is as follows:

                                                     (in thousands)
                                               Amortised        Market
                                                  Cost           Value
                                              ----------      ----------
FIXED MATURITIES

Held-to-Maturity Securities                   $  745,291      $  759,809
Available-for-Sale Securities                  1,253,321       1,260,569
                                              ----------      ----------
  Total Fixed Maturities                      $1,998,612      $2,020,378
                                              ==========      ==========

Net unrealized gain on available-                             $    7,248
  for-sale securities                                         ==========

                                                                 Market
                                                 Cost            Value
                                              ----------      ----------
EQUITY SECURITIES

Available-for-Sale Securities                    156,105         166,092
                                              ----------      ----------
  Total Equity Securities                     $  156,105      $  166,092
                                              ==========      ==========

Net unrealized gain on available-                             $    9,987
  for-sale securities                                         ==========


An analysis of the realized gains and losses of the Company for the three months ended March 31, 1999, is as follows:

                                                                    (in thousands)

Gross realized gains from sales of Available-for-Sale Securities       $ 6,534
Gross realized losses from sales of Available-for-Sale Securities       (3,282)
                                                                       -------
Net realized gain from investment activity                               3,252
Net realized loss from other investment activity                          (251)
                                                                       -------
Total realized gain                                                    $ 3,001
                                                                       =======


The Company uses the specific identification method to determine cost for computing the realized gains and losses.

(10) EARNINGS PER SHARE

The Company reports earnings per share according to the Financial Accounting Standards Board's Statement 128 "Earnings per Share", which specifies the computation, presentation, and disclosure requirements for earnings per share. The following is the required reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          ----------------------
                                                             1999         1998
                                                          --------      --------
BASIC EPS:

Net income (loss)                                         $ 34,006      $(42,679)
Less convertible preferred stock dividends                   1,550         1,797
                                                          --------      --------
Income (loss) available to common stockholders            $ 32,456      $(44,476)
                                                          ========      ========

Weighted average shares outstanding                         42,400        41,959
                                                          ========      ========

Net income (loss) - per share                             $   0.77      $  (1.06)
                                                          ========      ========

DILUTED EPS:

Income (loss) available to common stockholders            $ 32,456      $(44,476)
Convertible preferred stock dividends                        1,550         1,797
Convertible debentures interest                                  0           (15)
                                                          --------      --------
Income available to common stockholders plus
assumed conversions                                       $ 34,006      $    N/A
                                                          ========      ========

Weighted average shares outstanding-Basic EPS               42,400        41,959
Common stock options                                           347           785
Convertible preferred stock                                  3,961         4,196
Convertible debentures
                                                          --------      --------
Weighted average shares outstanding-Diluted EPS             46,708        46,940
                                                          ========      ========

Net income - per share                                    $   0.73      $    N/A
                                                          ========      ========

                     AMERICAN BANKERS INSURANCE GROUP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Gross collected premiums were $670.2 million for the three months ended March 31, 1999 compared to $697.9 million for the same period of 1998. This represents a decrease of 4%.

During the three months ended March 31, 1999, total premiums and other revenues were $ 411.9 million, an increase of $11.7 million over total premiums and other revenues of $400.2 million for the same period in 1998, excluding the merger termination fee. Including the merger termination fee, the Company reported total premiums and other revenues of $300.2 million in the first quarter of 1998. Investment income increased by $4.2 million and realized gains increased by $.8 million for the first quarter of 1999 as compared to the same period of 1998. Other income for the first quarter of 1999 includes $4.3 million from the sale of assets and liabilities of one of the Company's smaller non-insurance subsidiaries.

The benefits and claims ratio improved to 33% for the three months ended March 31, 1999 compared to 34% for the same period of 1998. However, this improvement was offset by an increase in the commission ratio from 43% for the three months ended March 31, 1998, to 46% for the same period in 1999.

Net income for the first quarter of 1999 was $34 million which includes $2.8 from the sale of assets and liabilities of one of the Company's subsidiaries. This compares with net income of $29.4 million for the same period in 1998, excluding the merger termination fee and other merger related expenses. Including the merger termination fee and other merger related expenses, the Company reported a net loss in the first of quarter of 1998 of $(42.7) million.

FINANCIAL CONDITION

Stockholders' Equity increased $5 million from $1.061 billion at December 31, 1998, to $1.066 billion at March 31, 1999. The primary cause for the increase was net income of $34 million which was offset by $22.7 million of treasury stock purchased during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 1999, $2.4 billion of securities, short-term investments and cash comprised 57% of the Company's total assets. The securities were principally readily marketable and did not include any significant concentration in private placements.

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

Prior to the closing of the pending merger with Fortis, the Company expects to continue its policy of paying regular cash dividends; however, future dividends are dependent on the Company's future earnings, capital requirements and financial condition. In addition, the payment of dividends is subject to the restrictions, and conditions described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

In 1999, the Year 2000 compliance effort at ABIG will be limited to the following:

      o     Completion of all systems Validation testing in the Year 2000 labs.
      o     Auditing and testing of our remote accounts.
      o     PC/Server hardware and software upgrades and replacements.

Non-information technology systems such as those pertaining to the operations of the building have been evaluated using the same four phases described above. Currently, the Company is in the Validation testing phase. The Company expects that all non-information systems should be compliant by mid 1999.

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

Through March 31, 1999, the Company has expensed approximately $8.5 million and estimates another $2.4 million to substantially complete the project.

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

As in the case of other types of insurance, state regulators, directly and through the NAIC, have begun a greater focus on the regulatory, licensing and disclosure issues related to market conduct of credit insurers, including the Company. In May 1998, following market conduct examinations by several states, the Company received notice from the Kentucky Commissioner of Insurance that a larger group of states (the "participating states") intended to conduct a multi-state market conduct examination. The participating states also invited the Company to pursue a compromise resolution under which the Company would voluntarily address certain areas of concern through implementation of a Compliance Plan agreeable to the states. In light of the significant costs of a multi-state examination, as well as the potential exposure for monetary sanctions, the Company chose to voluntarily negotiate a Compliance Plan. On November 23, 1998, the Company entered into a Consent Order and comprehensive Compliance Plan with 39 participating states relating to compliance with the disparate state insurance laws, regulations and administrative interpretations relating to credit-related insurance products. As a part of the adoption of the Compliance Plan, the Company agreed in a Consent Order to pay $12 million to those participating states, and through implementation of the Compliance Plan, to provide restitution to insureds, if instances of excess premiums or less than appropriate claims payments were discovered in that process. Since November 1998 four additional states have executed Addenda joining in the multi-state Consent Order. The Company also agreed to a multi-state market conduct examination commencing on or after November 23, 1999 for review of the Company's implementation of the Compliance Plan, and to a payment of $3 million to participating states if the Compliance Plan is not fully implemented by that time. The Company is taking steps to implement the Compliance Plan by November 23, 1999, but there can be no assurance that the Company will fully implement the Compliance Plan by that date.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 - SAFE HARBOR CAUTIONARY STATEMENT

Except for the historical information contained herein, certain of the matters discussed in this quarterly report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve certain risks and uncertainties, including but not limited to, changes in general economic conditions, interest rates, consumer confidence, competition, environmental factors, and governmental regulations affecting the Company's operations. See the Company's Annual Report Form on 10-K for the year ended December 31, 1998, for a further discussion of these and other risks and uncertainties applicable to the Company's business.

                                     PART II

                                OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Commitments and Contingencies information which appears on page 11 elsewhere in this report is incorporated by reference in this item. Additional information regarding litigation can be found in the Company's 1998 Annual Report on Form 10-K.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6(a) - EXHIBITS

(2.1) Asset Purchase Agreement between Beacon Printing & Graphics, Inc.,
      American Bankers Insurance Group, Inc. and H&D Graphics, Inc. dated as of February 15, 1999.

(27)  Financial Data Schedule (for SEC use only)

ITEM 6(b) - REPORTS ON FORM 8-K

Form 8-K, filed on March 10, 1999.