Form 10-K/A
period 1998-12-31
AMERICAN BANKERS INSURANCE GROUP INC
filed 1999-05-19
CIK 350571

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the fiscal year ended December 31, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
            For the transition period from __________ to __________

                         Commission File Number 0-9633

                     AMERICAN BANKERS INSURANCE GROUP, INC.
             (Exact name of registrant as specified in its charter)

               Florida                                        59-1985922
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)

                    11222 Quail Roost Drive, Miami, Fl 33157
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (305) 253-2244

Securities registered pursuant to Section 12(b) of the act:


           Title of Class                                      Name of each exchange on which registered
           --------------                                      -----------------------------------------
Common Stock, $1 Par Value                                           New York Stock Exchange, Inc.
$3.125 Series B Cumulative Convertible                               New York Stock Exchange, Inc.
Preferred Stock, $50 Liquidation Preference

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ----   ----

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value on March 19, 1999, of the voting Common Stock held by non-affiliates of the registrant was approximately $2,100,000,000. Shares of Common Stock held by executive officers and directors who individually own 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates; however, this determination of affiliate status is not necessarily determinative for other purposes.

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

     In late January and early February 1998, five putative class actions on behalf of American Bankers' shareholders were filed in United States District Court for the Southern District of Florida alleging causes of action arising out of the then proposed merger with AIG and agreeing to pay and paying the $100 million termination fee prior to the closing of the proposed acquisition by Cendant. The District Court Judge ordered that these cases be consolidated and that the plaintiffs file a consolidated complaint (the "Complaint"). That Complaint was filed in May 1998 alleging claims against the Company, all directors, except for Messrs. Kemp and Allen, and AIG. The Complaint alleges that directors of the Company breached their fiduciary duties and violated their duty to act with due care and in a disinterested manner and to maximize shareholder value by entering into the AIG Merger Agreement and agreeing to pay and paying the $100 million termination fee. The Complaint also alleges that the Company and AIG violated Section 14(a) and 14(e) of the Exchange Act by making materially false and misleading statements in the proxy statement, as amended, for the AIG Merger Agreement. The Complaint seeks an order requiring the directors to carry out their fiduciary duties to the plaintiffs and other class members, damages suffered by the results of the alleged acts, an order declaring null and void the $100 million termination fee, an order requiring defendants to make full disclosure of all material information, and an award of plaintiff's cost and disbursements, including plaintiff's attorney's fees. The Company and directors filed an answer on or about June 16, 1998. Thereafter, the Company and Cendant entered into termination arrangements under which the Company was paid $400 million. The Company and its directors believe that the claims asserted in these actions are totally without merit, particularly in light of the termination of the Cendant Merger Agreement and payment by Cendant of $400 million, and intend to continue to vigorously contest them.

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



American Bankers Insurance Group, Inc.




By:        /s/ Gerald N. Gaston         Chief Executive Officer, President,             May 17, 1999
   ----------------------------------   and Vice Chairman of the Board
             Gerald N. Gaston



By:         /s/ Robert Hill            Senior Vice President and                       May 17, 1999
   ----------------------------------  Principal Accounting Officer
              Robert Hill


Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on May 17, 1999.



American Bankers Insurance Group, Inc.



         /s/ R. Kirk Landon             Chairman of the Board                           May 17, 1999
-------------------------------------   and Director
           R. Kirk Landon



        /s/ Gerald N. Gaston            Chief Executive Officer,                        May 17, 1999
-------------------------------------   President, Vice Chairman of the
           Gerald N. Gaston             Board and Director



       /s/ William H. Allen Jr.         Director                                        May 17, 1999
-------------------------------------
          William H. Allen Jr.



                                        Director                                        May 17, 1999
-------------------------------------
       Nicholas A. Buoniconti



                                        Director                                        May 17, 1999
-------------------------------------
        Armando M. Codina



         /s/ Peter J. Dolara            Director                                        May 17, 1999
-------------------------------------
           Peter J. Dolara





                                        Director                                        May 17, 1999
-------------------------------------
           Jack F. Kemp



      /s/ Bernard P. Knoth, S.J.        Director                                        May 17, 1999
-------------------------------------
       Bernard P. Knoth, S.J.



                                        Director                                        May 17, 1999
-------------------------------------
          James F. Jorden



                                        Director                                        May 17, 1999
-------------------------------------
          Daryl L. Jones



       /s/ Eugene M. Matalene Jr.       Director                                        May 17, 1999
-------------------------------------
         Eugene M. Matalene Jr.



         /s/ Albert H. Nahmad           Director                                        May 17, 1999
-------------------------------------
           Albert H. Nahmad



      /s/ Nicholas J. St. George        Director                                        May 17, 1999
-------------------------------------
       Nicholas J. St. George



       /s/ Robert C. Strauss            Director                                        May 17, 1999
-------------------------------------
         Robert C. Strauss



                                        Director                                        May 17, 1999
-------------------------------------
      George E. Williamson II