Form 10-Q
period 1999-06-30
AMERICAN BANKERS INSURANCE GROUP INC
filed 1999-08-16
CIK 350571

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Common Stock - Par Value $1.00
43,196,305  Shares Outstanding on August 09, 1999

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

PART I - FINANCIAL INFORMATION

       ITEM 1 - Financial Statements

       1. Consolidated Balance Sheets at June 30, 1999 and December 31, 1998.

       2. Consolidated Statements of Income for the three months ended June 30, 1999 and 1998.

       3. Consolidated Statements of Comprehensive Income for the three months ended June 30, 1999 and 1998.

       4. Consolidated Statements of Income for the six months ended June 30, 1999 and 1998.

       5. Consolidated Statements of Comprehensive Income for the six months ended June 30, 1999 and 1998.

       6. Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998.

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

             The following exhibits are included herein:

             (10.1) First Amendment to the Voting Agreement between certain Stockholders and American Bankers Insurance Group Inc., a Florida Corporation and Fortis, Inc., a Nevada Corporation.

             (27) Financial Data Schedule

       b.    Report on Form 8-K.
             None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    AMERICAN BANKERS
                                                   INSURANCE GROUP, INC.


August 13, 1999                                 /s/ Robert Hill
---------------                                ----------------------------
     Date                                              Robert Hill
                                               Principal Accounting Officer

                                     PART I

                              FINANCIAL INFORMATION

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                 (in thousands)

                                                                               1999           1998
                                                                            -----------    -----------
ASSETS                                                                      (unaudited)

Investments
     Held-to-maturity securities, at amortized cost                         $   697,672    $   775,305
     Available-for-sale securities, at fair value                             1,247,580      1,254,876
     Equity securities, at approximate market value                             144,274        130,437
     Mortgage loans on real estate                                                5,355          6,969
     Policy loans                                                                10,270          9,873
     Short-term and other investments                                           272,666        352,764
                                                                            -----------    -----------
     Total investments                                                        2,377,817      2,530,224
                                                                            -----------    -----------

Cash                                                                              5,066         12,755
Accounts receivable, net of allowance for doubtful
  accounts of $9,913 in 1999 and $7,516 in 1998                                 149,718        136,049
Reinsurance receivable                                                          344,152        315,477
Accrued investment income                                                        32,111         30,586
Deferred policy acquisition costs                                               466,930        482,995
Prepaid reinsurance premiums                                                    701,109        661,665
Other assets                                                                    197,113        198,756
                                                                            -----------    -----------
     Total assets                                                           $ 4,274,016    $ 4,368,507
                                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities                                                          $   349,204    $   336,982
Unearned premiums                                                             1,610,216      1,611,886
Claim liabilities                                                               632,769        608,501
                                                                            -----------    -----------
                                                                              2,592,189      2,557,369

Other policyholders' funds                                                       11,266          5,976
Notes payable                                                                   168,401        193,753
Deferred income taxes                                                            13,649         32,824
Accrued commissions and other expenses                                          123,386        140,055
Other liabilities                                                               313,638        377,648
                                                                            -----------    -----------
     Total liabilities                                                        3,222,529      3,307,625
                                                                            -----------    -----------
Commitments and Contingencies (Note 6)

STOCKHOLDERS' EQUITY
Preferred stock: authorized 10,000 shares
  $3.125 Series B Cumulative Convertible Preferred Stock
  (stated at liquidation preference of $50 per share),
  issued and outstanding 1,983 shares in 1999 and 1,983 shares in 1998           99,160         99,160
Common stock of $1 par value.  Authorized 100,000 shares;
  issued and outstanding 43,195 shares in 1999 and 43,080 shares in 1998         43,195         43,080
Additional paid-in capital                                                      252,365        245,389
Accumulated other comprehensive income                                          (31,697)         2,593
Retained earnings                                                               731,993        690,726
Less:
  Treasury stock at cost - 836 shares in 1999 and 360 shares in 1998            (34,580)       (11,876)
  Unamortized restricted stock                                                   (8,949)        (8,190)
                                                                            -----------    -----------
     Total stockholders' equity                                               1,051,487      1,060,882
                                                                            -----------    -----------

     Total liabilities and stockholders' equity                             $ 4,274,016    $ 4,368,507
                                                                            ===========    ===========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  FOR THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                   (IN THOUSANDS EXCEPT PER COMMON SHARE DATA)
                                   (UNAUDITED)


                                                              1999        1998
                                                           ---------    ---------
Gross collected premiums                                   $ 686,786    $ 696,939
                                                           =========    =========

Premiums and other revenues:
    Net premiums earned                                    $ 351,437    $ 362,860
    Net investment income                                     35,033       36,527
    Realized investment gains                                  7,726        6,836
    Other income                                               7,706        7,790
                                                           ---------    ---------
      Total premiums and other revenues                      401,902      414,013
                                                           ---------    ---------

Benefits and expenses:
    Net benefits, claims, losses and settlement expenses     123,941      126,249
    Commissions                                              158,058      158,960
    Operating expense                                         86,868       82,613
    Interest expense                                           2,722        5,482
                                                           ---------    ---------
      Total benefits and expenses                            371,589      373,304
                                                           ---------    ---------

Income before taxes                                           30,313       40,709
                                                           ---------    ---------

Income tax expense:
    Current                                                   13,142        9,563
    Deferred                                                  (4,587)         977
                                                           ---------    ---------
                                                               8,555       10,540

                                                           ---------    ---------

Net income                                                 $  21,758    $  30,169
                                                           =========    =========


PER COMMON SHARE AND COMMON EQUIVALENT SHARE DATA
  Basic:
    Net income                                             $    0.48    $    0.67
                                                           =========    =========

    Weighted average number of shares outstanding             42,360       42,662
                                                           =========    =========

  Diluted:
    Net income                                             $    0.47    $    0.64
                                                           =========    =========

    Weighted average number of shares outstanding             46,636       46,932
                                                           =========    =========

Dividends per common share                                 $    0.12    $    0.11
                                                           =========    =========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  FOR THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (in thousands)
                                   (unaudited)



                                                                                 1999        1998
                                                                             --------    --------

Net income                                                                   $ 21,758    $ 30,169
                                                                             --------    --------

Other comprehensive income, net of tax:

  Foreign currency translation adjustments                                        (10)       (779)

  Unrealized (losses) gains on securities:
    Unrealized holding (losses) gains arising during period                   (28,093)      2,985
    Reclassification adjustment for gains on securities available for sale
      included in net income                                                   (2,144)     (4,311)
                                                                             --------    --------
Other comprehensive (loss)                                                    (30,247)     (2,105)
                                                                             --------    --------

Comprehensive (loss) income                                                  $ (8,489)   $ 28,064
                                                                             ========    ========





























          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    AMERICAN BANKERS INSURANCE GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                   FOR SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              1999           1998
                                                           -----------    -----------
Gross collected premiums                                   $ 1,356,999    $ 1,394,810
                                                           -----------    -----------

Premiums and other revenues:
    Net premiums earned                                    $   708,401    $   719,707
    Net investment income                                       74,420         71,705
    Realized investment gains                                   10,727          9,014
    Merger termination fee                                                   (100,000)
    Other income                                                20,246         13,754
                                                           -----------    -----------
      Total premiums and other revenues                        813,794        714,180
                                                           -----------    -----------

Benefits and expenses:
    Net benefits, claims, losses and settlement expenses       240,205        249,187
    Commissions                                                321,739        312,725
    Operating expense                                          170,418        171,516
    Interest expense                                             5,443          9,659
                                                           -----------    -----------
      Total benefits and expenses                              737,805        743,087
                                                           -----------    -----------

Income (loss) before taxes                                      75,989        (28,907)
                                                           -----------    -----------

Income tax expense (benefit):
    Current                                                     22,626        (10,383)
    Deferred                                                    (2,401)        (6,013)
                                                           -----------    -----------
                                                                20,225        (16,396)
                                                           -----------    -----------

Net income (loss)                                          $    55,764    $   (12,511)
                                                           ===========    ===========



PER COMMON SHARE AND COMMON EQUIVALENT SHARE DATA
  Primary:

    Net income (loss)                                      $      1.24    $     (0.37)
                                                           ===========    ===========

    Weighted average number of shares outstanding               42,379         42,328
                                                           ===========    ===========

  Diluted:
    Net income                                             $      1.19    $       N/A
                                                           ===========    ===========

    Weighted average number of shares outstanding               46,671         46,951
                                                           ===========    ===========

Dividends per common share                                 $      0.24    $      0.22
                                                           ===========    ===========















          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   FOR SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               1999        1998
                                                                             --------    --------
Net income (loss)                                                            $ 55,764    $(12,511)
                                                                             --------    --------

Other comprehensive income, net of tax:

  Foreign currency translation adjustments                                        869      (1,174)

  Unrealized (losses) gains on securities:
    Unrealized holding (losses) gains arising during period                   (30,628)     12,290
    Reclassification adjustment for gains on securities available for sale
      included in net income                                                   (4,531)     (4,542)
                                                                             --------    --------
Other comprehensive (loss) income                                             (34,290)      6,574
                                                                             --------    --------

Comprehensive income (loss)                                                  $ 21,474    $ (5,937)
                                                                             ========    ========


































          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              1999         1998
                                                                           ---------    ---------
OPERATING ACTIVITIES:
Net income (loss)                                                          $  55,764    $ (12,511)
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Change in policy liabilities, unearned premiums, claim
    liabilities, reinsurance receivable and prepaid reinsurance premiums     (38,943)       5,418
  Change in other assets and other liabilities                               (61,362)     (45,943)
  (Increase) decrease in accounts receivable                                 (13,669)       9,468
  Increase in accrued investment income                                       (1,525)         (61)
  Decrease in accrued commissions and expenses                               (16,669)     (14,480)
  Increase in policyholders' funds                                             5,290           92
  Increase in policy loans                                                      (397)        (361)
  Amortization of deferred policy acquisition costs                          259,109      267,336
  Amortization of cost of insurance acquired                                     528          616
  Policy acquisition costs deferred                                         (243,044)    (259,594)
  Provision for amortization and depreciation                                  7,863        6,330
  Provision for deferred income taxes                                         (2,401)      (6,013)
  Net gain on sale of investments                                            (10,727)      (9,014)
  Compensation and tax effect on stock option shares                           3,492        6,809
                                                                           ---------    ---------
  Net cash used in operating activities                                      (56,691)     (51,908)
                                                                           ---------    ---------

INVESTING ACTIVITIES:
Purchase of investments
  Held-to-maturity securities                                                (12,244)     (27,731)
  Available-for-sale securities                                             (311,763)    (434,849)
Proceeds from sale of investments
  Available-for-sale securities                                              153,197      272,102
  Mortgage loans                                                               1,878        2,348
  Real Estate                                                                  2,169           12
Proceeds from maturities of investments
  Held-to-maturity securities                                                 87,661       55,951
  Available-for-sale securities                                              110,930       71,633
Decrease (increase) in short-term investments                                 82,449       (6,665)
Transactions related to capital assets
  Capital expenditures                                                        (5,758)      (4,713)
  Sales of capital assets                                                        194           56
                                                                           ---------    ---------
  Net cash provided by (used in) investing activities                        108,713      (71,856)
                                                                           ---------    ---------

FINANCING ACTIVITIES:
Proceeds from issuance of debt                                                82,148      116,981
Repayment of debt                                                           (107,500)
Dividends paid to shareholders                                               (14,445)     (12,718)
Proceeds from issuance of stock                                                2,787        2,197
Purchase of treasury stock                                                   (22,703)
                                                                           ---------    ---------
  Net cash (used in) provided by financing activities                        (59,713)     106,460
                                                                           ---------    ---------

Net decrease in cash                                                          (7,691)     (17,304)
Cash at beginning of period                                                   12,755       23,265
Rate change effect on cash flow                                                    2          (65)
                                                                           ---------    ---------
Cash at end of period                                                      $   5,066    $   5,896
                                                                           =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the period for:
    Interest                                                               $   5,805    $  10,303
    Income taxes                                                           $  68,952    $   4,769






          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     AMERICAN BANKERS INSURANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

(1) FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain items have been reclassed to conform with 1999 presentation.

(2) ACQUISITION OF THE COMPANY

On July 22, 1999, American Bankers Insurance Group, Inc. announced that at a special meeting held on that day, holders of American Bankers' common stock approved the previously announced merger of American Bankers into a wholly-owned subsidiary of Fortis, Inc., part of the international insurance, banking, and investment group Fortis. Under the terms of the Merger Agreement, common stockholders of American Bankers will receive $55, without interest, in cash in exchange for each share of American Bankers common stock upon completion of the merger.

American Bankers also announced that at another special meeting held on July 22, 1999, holders of American Bankers' preferred stock approved the merger. Under the terms of the Merger Agreement, preferred stockholders of American Bankers will receive $109.857, without interest, in cash in exchange for each share of American Bankers preferred stock upon completion of the merger.

Final regulatory approvals have recently been received and it is expected that a closing date will be determined and announced shortly.

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

(4)  COMPREHENSIVE INCOME

Related tax effects are allocated to each component of other comprehensive income for the three months ended June 30,

                                                                   (in thousands)

                                                                  1999        1998
                                                                --------    --------
Foreign currency translation adjustments

Before tax amount                                               $  1,980    $ (1,784)
Tax  (expense) or benefit                                         (1,990)      1,005
                                                                --------    --------
Net of tax amount                                                    (10)       (779)
                                                                --------    --------
Unrealized (losses) gains on securities:
   Unrealized holding (losses) gains arising during period

     Before tax amount                                           (41,936)      4,429

     Tax benefit or (expense)                                     13,843      (1,444)
                                                                --------    --------
     Net of tax amount                                           (28,093)      2,985
                                                                --------    --------
Reclassification adjustment for gains on securities available for sale included in net income

     Before tax amount                                            (3,298)     (6,632)
     Tax expense                                                   1,154       2,321
                                                                --------    --------
     Net of tax amount                                            (2,144)     (4,311)
                                                                --------    --------
Net unrealized gains/losses

Before tax amount                                                (45,234)     (2,203)
Tax benefit                                                       14,997         877
                                                                --------    --------
Net of tax amount                                                (30,237)     (1,326)
                                                                --------    --------
Other comprehensive (loss), net of tax                          $(30,247)   $ (2,105)
                                                                ========    ========

Related tax effects are allocated to each component of other comprehensive income for the six months ended June 30,:


                                                                   (in thousands)
                                                                  1999        1998
                                                                --------    --------
Foreign currency translation adjustments
Before tax amount                                               $  2,626    $ (2,336)
Tax (expense) or benefit                                          (1,757)      1,162
                                                                --------    --------
Net of tax amount                                                    869      (1,174)
                                                                --------    --------
Unrealized (losses)  gains on securities:
   Unrealized holding (losses) gains arising during period
     Before tax amount                                           (45,795)     17,790

     Tax benefit or (expense)                                     15,167      (5,500)
                                                                --------    --------
     Net of tax amount                                           (30,628)     12,290
                                                                --------    --------
Reclassification adjustment for gains on securities available for sale included in net income

     Before tax amount                                            (6,971)     (6,987)
     Tax expense                                                   2,440       2,445
                                                                --------    --------
     Net of tax amount                                            (4,531)     (4,542)
                                                                --------    --------
Net unrealized gains/losses

Before tax amount                                                (52,766)     10,803
Tax benefit or (expense)                                          17,607      (3,055)
                                                                --------    --------
Net of tax amount                                                (35,159)      7,748
                                                                --------    --------
Other comprehensive (loss) income, net of tax                   $(34,290)   $  6,574
                                                                ========    ========

Accumulated Other Comprehensive Income Balances at June 30, 1999:

                                                      Unrealized      Accumulated
                                          Foreign        Gains/         Other
                                         Currency     (Losses) on    Comprehensive
                                           Items       Securities       Income
                                         --------     -----------    -------------
Beginning balance                        $(14,339)      $ 16,932       $  2,593
Current-period change                         869        (35,159)       (34,290)
                                         --------       --------       --------
Ending balance                           $(13,470)      $(18,227)      $(31,697)
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

The effect of reinsurance on premiums earned is as follows for the six months and three months ended June 30, 1999 and 1998:


                                                      (in thousands)
                                                      Six Months Ended

                                            June 30, 1999          June 30, 1998
                                            -------------          -------------


Direct premiums                              $ 1,300,449            $ 1,284,949

Reinsurance assumed                               58,809                 60,643

Reinsurance ceded                               (650,857)              (625,885)
                                             -----------            -----------
Net premiums earned                          $   708,401            $   719,707
                                             ===========            ===========




                                                      (in thousands)
                                                    Three Months Ended

                                            June 30, 1999          June 30, 1998
                                            -------------          -------------


Direct premiums                                $ 646,557             $ 648,614

Reinsurance assumed                               27,400                23,605

Reinsurance ceded                               (322,520)             (309,359)
                                               ---------             ---------
Net premiums earned                            $ 351,437             $ 362,860
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

Two classes have recently been certified against the Company: one class involving collateral protection insurance sold by American Bankers Insurance Company of Florida in the state of Tennessee after March 1990 to customers of Mercury Finance of Tennessee, Inc., and a second class involving holders of credit card insurance in the United States after March 1990 who had claims denied based upon eligibility restrictions not conspicuosly displayed on the solicitation materials. The Company and its affiliates intend to appeal these determinations and have been advised by counsel that they have meritorious defenses.

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

The Company, in the normal course, is subject to regulatory reviews and market conduct examinations from each of the states in which it conducts business. During 1998, a multi-state market conduct review was initiated under the auspices of the NAIC by several states. On November 23, 1998, the Company entered into a Consent Order and comprehensive Compliance Plan with 39 participating states relating to compliance with the disparate state insurance laws, regulations and administrative interpretations which have been difficult to apply to the marketing of the Company's credit related insurance products through financial institutions, retailers and other entities offering consumer financing as a regular part of their business. The Company and participating state regulators have pledged to cooperate in rationalizing existing insurance laws and regulations to the marketing and administration of credit-related insurance products on a more comprehensive and uniform basis. As a part of the adoption of the Compliance Plan, the Company agreed in a Consent Order to pay $12 million to the participating states, and through implementation of the Compliance Plan, to provide restitution to insureds, if instances of excess premiums or less than appropriate claims payments were discovered in that process. No accrual has been made for any possible restitution since an estimate of any possible restitution is not known. Since November 1998, four additional states have executed Addenda joining in the multi-state Consent Order. The Company also agreed to a multi-state market conduct examination commencing in November 1999 for review of the Company's implementation of the Compliance Plan, and to a payment of $3 million to participating states if the Compliance Plan is not fully implemented by that time.The Company took a charge against earnings for $15 million during the fourth quarter of 1998. As of the first quarter of 1999, the Company has paid $12 million to the participating states.

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

(7) LIABILITES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The Company's U.K. subsidiary participated in certain personal accident programs from other insurance companies during 1994 to 1997. The Company ceased writing this reinsurance in 1997; however, certain risk may continue beyond 1997 due to the nature of the reinsurance contracts written. The Company has retroceded the majority of its personal accident liability to other insurance companies. On a gross basis, the personal accident loss ratios are substantially higher than that expected at the time the programs were written. However, due to the nature of the Company's retrocessional coverage, net losses on these programs have not been material to the Company's operating results. At June 30, 1999, the Company had gross payables of $22.9 million, ceded recoverable of $24.0 million, gross reserves of $72.4 million and ceded reserves of $60.8 million relating to the personal accident business. The Company is currently actively investigating the cause for the significant increase in the personal accident gross loss ratio. The outcome of that investigation is currently uncertain but may result in the Company taking legal or other action against its brokers, reinsurers or others. The Company is currently involved in arbitration over payment of certain claims with one of the cedants, and several of the Company's retrocessioners have delayed payment pending further review. The June 30, 1999 loss reserves and reinsurance recoverables are based on various estimates that are subject to considerable uncertainty. However, it is management's opinion that due to the direct relationship of the business written to the Company's reinsurance coverage that future development on these programs will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(8)   SEGMENT INFORMATION

In 1998, the Company adopted FASB Statement 131 , "Disclosures about Segments of an Enterprise and Related Information." The prior years' segment information has been restated to present the Company's reportable segments, Financial Markets, Personal Lines Markets and Other.

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

Gross collected premiums, net premiums earned and income(loss) before federal income taxes are summarized as follows:


                                                            (in thousands)
                                                           Six Months Ended
                                                               June 30,
                                                               --------
                                                        1999              1998
                                                     -----------       -----------
Gross collected premiums:

Financial markets                                    $ 1,155,931       $ 1,170,500
Personal lines                                           164,784           169,241
Other                                                     36,284            55,069
                                                     -----------       -----------
     Total                                           $ 1,356,999       $ 1,394,810
                                                     ===========       ===========

Net premiums earned:

Financial markets                                    $   595,091       $   604,723
Personal lines                                            96,536            98,646
Other                                                     16,774            16,338
                                                     -----------       -----------
     Total                                           $   708,401       $   719,707
                                                     ===========       ===========

Income (loss) before interest and income taxes:

Financial markets                                    $    52,703       $    58,411
Personal lines                                             7,843            12,644
Other                                            (1)      20,886   (2)     (90,303)
                                                     -----------       -----------
                                                          81,432           (19,248)

Interest expense                                           5,443             9,659
                                                     -----------       -----------
      Total income before income (loss) taxes        $    75,989       $   (28,907)
                                                     ===========       ===========

(1) Includes $4.3 million pre-tax income from the sale of assets and liabilities of one of the Company's smaller non-insurance subsidiaries.

(2) Includes $100 million merger termination fee paid to AIG and $12.8 million in merger-related expenses.

(9) ACCOUNTING FOR INVESTMENTS

The Company accounts for its investments according to the Financial Accounting Standards Board's Statement 115 "Accounting for Certain Investments in Debt and Equity Securities".

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

The detail of Cost and Statement Value for the Fixed Maturities and Equity Securities held at June 30, 1999 is as follows

                                                                                       (in thousands)

                                                                                Amortized            Market
                                                                                   Cost               Value
                                                                           -------------------   ----------------
FIXED MATURITIES

Held-to-Maturity Securities                                                $       697,672       $        701,060
Available-for-Sale Securities                                                    1,283,764              1,247,580
                                                                           ---------------       ----------------
  Total Fixed Maturities                                                   $     1,981,436       $      1,948,640
                                                                           ===============       ================

Net unrealized loss on available-for-sale securities                                             $        (36,184)
                                                                                                 ================

                                                                                                       Market
                                                                                  Cost                  Value
                                                                           ---------------       ----------------
EQUITY SECURITIES

Available-for-Sale Securities                                                      135,463                144,274
                                                                           ---------------       ----------------
  Total Equity Securities                                                  $       135,463       $        144,274
                                                                           ===============       ================

Net unrealized gain on available-for-sale securities                                             $          8,811
                                                                                                 ================


An analysis of the realized gains and losses of the Company for the six months and three months ended June 30, 1999, is as follows:

                                                                                          (in thousands)

                                                                               Three Months           Six Months
                                                                                  Ended                  Ended
                                                                            ------------------      ---------------
Gross realized gains from sales of Available-for-Sale Securities             $        10,520        $        17,054
Gross realized losses from sales of Available-for-Sale Securities                     (4,122)                (7,404)
                                                                             ---------------        ---------------
Net realized gain from investment activity                                             6,398                  9,650
Net realized gain from other investment activity                                       1,328                  1,077
                                                                             ---------------        ---------------
Total realized gain                                                          $         7,726        $        10,727
                                                                             ===============        ===============

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


                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                             JUNE 30,                   JUNE 30,
                                                     ----------------------      ----------------------
                                                       1999          1998          1999          1998
                                                     --------      --------      --------      --------
BASIC EPS:

Net income (loss)                                    $ 21,758      $ 30,169      $ 55,764      $(12,511)
Less convertible preferred stock dividends              1,549         1,554         3,099         3,351
                                                     --------      --------      --------      --------

Income (loss) available to common stockholders       $ 20,209      $ 28,615      $ 52,665      $(15,862)
                                                     ========      ========      ========      ========

Weighted average shares outstanding                    42,360        42,662        42,379        42,328
                                                     ========      ========      ========      ========

Net income (loss) - per share                        $   0.48      $   0.67      $   1.24      $  (0.37)
                                                     ========      ========      ========      ========

DILUTED EPS:

Income (loss) available to common stockholders       $ 20,209      $ 28,615      $ 52,665      $(15,862)

Convertible preferred stock dividends                   1,549         1,554         3,099         3,351

Convertible debentures interest                             0             0             0            15
                                                     --------      --------      --------      --------

Income available to common stockholders plus
assumed conversions                                  $ 21,758      $ 30,169      $ 55,764      $    N/A
                                                     ========      ========      ========      ========

Weighted average shares outstanding-Basic EPS          42,360        42,662        42,379        42,328

Common stock options                                      315           309           331           661

Convertible preferred stock                             3,961         3,961         3,961         3,962

Convertible debentures                                      0             0             0             0

                                                     --------      --------      --------      --------
Weighted average shares outstanding-Diluted EPS        46,636        46,932        46,671        46,951
                                                     ========      ========      ========      ========

Net income - per share                               $   0.47      $   0.64      $   1.19      $    N/A
                                                     ========      ========      ========      ========

                     AMERICAN BANKERS INSURANCE GROUP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Gross collected premiums were $686.8 million for the three months ended June 30, 1999 compared to $696.9 million for the same period of 1998. This represents a decrease of 1%. Gross collected premiums were $1.3 billion for the six months ended June 30, 1999 and $ 1.4 billion for the same period of 1998.

During the three months ended June 30, 1999, total premiums and other revenues were $ 401.9 million, a decrease of $12.1 million over total premiums and other revenues of $414.0 million for the same period in 1998. Investment income decreased by $1.5 million and realized gains increased by $.9 million for the second quarter of 1999 as compared to the same period of 1998.

The benefits and claims ratio was 35% for the six months ended June 30, 1999 and 1998. The commission ratio increase from 44% for the three months ended June 30, 1998, to 45% for the same period in 1999.

Net income for the second quarter of 1999 was $21.8 million, which includes $4.6 million in losses related to the personal accident program written by the Company's UK subsidiary. This compares with net income of $30.2 million for the same period in 1998. Net income for the six months ended June 30, 1999 was $55.8 million, which includes $2.8 million from the sale of assets and liabilities of one of the Company's smaller non-insurance subsidiaries during the first quarter of 1999. This compares with net income of $61.9 million for the same period in 1998, excluding the merger termination and other merger related expenses. Including the merger termination and other merger related expenses, the Company reported a net loss for the six moths ended June 30, 1998 of $12.5 million.

FINANCIAL CONDITION

Stockholders' Equity decreased $9 million from $1.061 billion at December 31, 1998, to $1.052 billion at June 30, 1999. The primary cause for the decrease was $22.7 million of treasury stock purchased during the first quarter of 1999 and a reduction in the market value of the available-for-sale securities.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 1999, $2.4 billion of securities, short-term investments and cash comprised 56% of the Company's total assets. The securities were principally readily marketable and did not include any significant concentration in private placements.

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

YEAR 2000

The Year 2000 project at ABIG was developed in early 1997. The entire project reports to an Executive Steering Committee and is being monitored by the Internal Audit Group. The Internal Audit Group reports the progress of the Company's Year 2000 project to the Board of Directors.

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

The Remediation phase began in 1997. Remediation efforts on all core insurance and accounting information processing systems have been completed and the systems returned to production. In addition, in early 1997, ABIG completed an impact analysis of all major third party vendors to determine their Year 2000 compliance. Every software and hardware vendor was contacted and plans were executed to upgrade to the vendor's Year 2000 ready release. All vendor Year 2000 compliant software upgrades have been installed and tested successfully. A few PC/Server hardware and software upgrades and replacements remain to be deployed, this will be completed during the 4th quarter of 1999.

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

The Validation testing phase started in 1998 and was completed during the first half of 1999. Validation testing was a joint effort by the Information Systems Department and senior analysts from each business area. Testing procedures were documented using guidelines developed by the ABIG Internal Audit Group.

ABIG surveyed its network of corporate clients and other third parties regarding their Year 2000 readiness in our Assessment phase. All, but a few, have responded to the surveys and have represented that they expect to be compliant by the Year 2000. Our Validation phase includes plans to audit the readiness of our major corporate clients and to test electronic interface files throughout 1999.

Non-information technology systems such as those pertaining to the operations of the building were evaluated and tested using the same four phases described above.

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

Through June 30, 1999, the Company has expensed approximately $9.4 million and estimates another $.5 million to substantially complete the project.

REGULATIONS

ABIG's domestic insurance subsidiaries, like other insurance companies, are subject to regulation and supervision by the insurance regulatory authorities of the jurisdictions in which it is authorized to engage in business. Regulations vary by state, but generally they relate to standards of solvency, pricing, licensing, investment restrictions, policy form approval, sales and marketing practices, claims handling, computation of reserves, assessments and financial reporting.

In recent years, state regulators, directly and through the NAIC, have placed greater scrutiny on the market conduct activities of credit insurers such as ABIG. In May 1998, after market conduct examinations by several states, the Company received notice from the Kentucky Commissioner of Insurance that certain states intended to conduct a multi-state market conduct examination of ABIG. The Commissioner offered that in lieu of such examination, the Company could choose to enter into a comprehensive compliance plan agreeable to the several states. To avoid the significant cost and business disruption that would likely result from an multi-state examination, the Company chose to implement a comprehensive compliance plan. Accordingly, on November 23, 1998, the Company entered into a Consent Order and Compliance Plan signed by 39 participating states. Pursuant to the terms of the Consent Order and Compliance Plan, the Company agreed to pay $12,000,000 to be disbursed to the 39 participating states and agreed to pay to insureds any monies which may be owing due to instances of excess premium charges or less than appropriate claims payments made during a specified period. Subsequent to November 1998, four additional states signed the Consent Order and Compliance Plan bringing to 43 the number of participating states. In November 1999, pursuant to the Consent Order and Compliance Plan, the Company is subject to examination by the participating states to review the Company's implementation of the Compliance Plan. An additional amount of $3,000,000 may be payable to the participating states should they determine the Company has not complied with the provisions of the Consent Order and Compliance Plan. The Company continues to take steps to implement the Compliance Plan, but there can be no assurances that the Company will fully implement the Compliance Plan by November, 1999.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Commitments and Contingencies information which appears on page 14 elsewhere in this report is incorporated by reference in this item. Additional information regarding litigation can be found in the Company's 1998 Annual Report on Form 10-K.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Stockholders meeting was held on May 7, 1999 at the Company's Headquarters. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Act of 1934. The following matters were submitted to a vote by the shareholders:



                                                                                     TOTAL VOTES
                                                                       FOR             WITHHELD            ABSTAIN
                                                                       ---             --------            -------
Election of ten directors:
  William Allen, Jr.                                                35,871,809         201,706
  Jack Kemp                                                         35,686,213         387,302
  James Jorden                                                      35,870,085         203,430
  R. Kirk Landon                                                    35,854,481         219,034
  Robert Strauss                                                    35,870,809         202,706
  Nicholas Buoniconti                                               35,686,411         387,104
  Armando Codina                                                    35,871,511         202,004
  Peter Dolara                                                      35,872,079         201,436
  Eugene Matalene, Jr.                                              35,872,009         201,506
  Nicholas St. George                                               35,871,109         202,406
Ratification  of  the appointment  of
  PricewaterhouseCoopers LLP as the Company's
  independent accountants for fiscal 1999                           35,936,839          81,058              55,618



Continuing directors are: Gerald N. Gaston, Daryl L. Jones, Bernard P.Knoth, S.J., Albert H. Nahmad and George E. Williamson II.

On July 22, 1999, two special meetings were held for the holders of common and preferred stock at the Company's Headquarters for the following purpose: To approve and adopt an Agreement and Plan of Merger, dated as of March 5, 1999, among American Bankers Insurance Group, Inc., Fortis, Inc., and Greenland Acquisition Corp. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Act of 1934.



                                                                   TOTAL VOTES
                                                   FOR               WITHHELD             ABSTAIN
                                                   ---               --------             -------
Common  Shareholders                            31,049,809            182,767             20,747
Preferred Shareholders                           1,341,825                  0                 45

ITEM 6(A) - EXHIBITS

(10.1) First Amendment to the Voting Agreement between certain Stockholders and
       American Bankers Insurance Group Inc., a Florida Corporation and Fortis, Inc., a Nevada Corporation.

(27)   Financial Data Schedule (for SEC use only)

ITEM 6(B) - REPORTS ON FORM 8-K

       None